Form 10QSB
period 2006-12-31
WORLD TROPHY OUTFITTERS INC
filed 2007-02-14
CIK 1335950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission file number 333-128532

WORLD TROPHY OUTFITTERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2190950
State or other jurisdiction of	I.R.S. Employer
Incorporation or organization	Identification No.

HCR38, Box 128
Las Vegas, Nevada	89124
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code (801) 635-5576

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 31, 2007
Common Stock, $0.001 Value	11,000,000

Transitional Small Business Disclosure Format. Yes   No

WORLD TROPHY OUTFITTERS, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet, December 31, 2006 (unaudited)	2

Condensed Statements of Operations for the Three Months

ended December 31, 2006 and 2005 (unaudited)	3

Condensed Statements of Operations for the Nine Months
ended December 31, 2006 and 2005 (unaudited)	4

Condensed Statements of Cash Flows for the Nine Months
ended December 31, 2006 and 2005 (unaudited)	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operations	11

Item 3. Controls and Procedures	17

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES	20

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD TROPHY OUTFITTERS, INC.
Condensed Balance Sheet (Unaudited) December 31, 2006

ASSETS

Current assets:
Cash	$ 1,165
Deposits	6,027
Deferred offering costs	16,342
Deferred tax asset	3,658

Total current assets	27,192

Deferred tax asset	173

$ 27,365

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable – related party	$ 20,000
Accounts payable	40,712
Customer deposits	1,175
Accrued interest payable – related party	40
Note payable – related party	2,000

Total current liabilities	63,927

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.001 par value, 100,000,000 shares authorized, 11,000,000 shares issued and outstanding	11,000
Additional paid-in capital	(14,048)
Accumulated deficit	(33,514)

Total stockholders’ deficit	(36,562)

$ 27,365

See accompanying notes to condensed financial statements.

WORLD TROPHY OUTFITTERS, INC.
Condensed Statements of Operations (Unaudited)
Three Months Ended December 31,
	2006	2005
Revenues
Sales	$ —	$ 2,000

Cost of sales	—	—

Gross profit	—	2,000

General and administrative expenses	8,139	5,496

Operating loss	(8,139)	(3,496)

Interest expense	571	—

Loss before income taxes	(8,710)	(3,496)

Provision (benefit) for income taxes:
Current	—	(1,080)
Deferred	15	400

Net loss	$ (8,725)	$ (2,816)

Net loss per common share	$ —	$ —

Weighted average number of common shares
outstanding – basic and diluted	11,000,000	11,000,000

See accompanying notes to condensed financial statements.

WORLD TROPHY OUTFITTERS, INC.
Condensed Statements of Operations (Unaudited)
Nine Months Ended December 31,
	2006	2005
Revenues
Sales	$ —	$ 9,572
Sales – related party	—	54,000

Total revenues	—	63,572

Cost of sales	—	60,661

Gross profit	—	2,911

General and administrative expenses	39,208	9,059

Operating loss	(39,208)	(6,148)

Interest expense	571	—

Loss before income taxes	(39,779)	(6,148)

Provision (benefit) for income taxes:
Current	—	(910)
Deferred	44	(303)

Net loss	$ (39,823)	$ (4,935)

Net loss per common share	$ —	$ —

Weighted average number of common shares
outstanding – basic and diluted	11,000,000	11,000,000

See accompanying notes to condensed financial statements.

WORLD TROPHY OUTFITTERS, INC.
Condensed Statements of Cash Flows (Unaudited)
Nine Months Ended December 31,

	2006	2005

Cash flows from operating activities:
Net loss	$ (39,823)	$ (4,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	44	(303)
(Increase) decrease in:
Inventories	—	10,605
Deposits	—	5,973
Increase (decrease) in:
Accounts payable	22,263	—
Customer deposits	(1,275)	(6,000)
Income taxes payable	—	(910)
Accrued interest payable – related party	40	—

Net cash provided by (used in) operating activities	(18,751)	4,430

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from note payable – related party	2,000	—
Reduction in related party payable	—	(53,000)
Increase in deferred offering costs	(959)	(4,500)

Net cash provided by (used in) financing activities	1,041	(57,500)

Net decrease in cash	(17,710)	(53,070)

Cash, beginning of period	18,875	60,400

Cash, end of period	$ 1,165	$ 7,330

See accompanying notes to condensed financial statements.

WORLD TROPHY OUTFITTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

World Trophy Outfitters, Inc., (the Company) was incorporated under the laws of the State of Nevada on January 13, 2005. The Company’s business activities consist of sales of hunting permits and guided hunting excursions and services related to these types of activities. Further, during the year ended March 31, 2006, the Company commenced its planned principal operations and emerged from the development stage.

Interim Financial Information

The interim financial information of the Company as of December 31, 2006 and for the three-month and nine-month periods ended December 31, 2006 and 2005 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) that are necessary to fairly present the financial position as of December 31, 2006 and the results of operations and cash flows for the three-month and nine-month periods ended December 31, 2006 and 2005 for the interim periods reported have been made. The results of operations for the nine months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending March 31, 2007.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements.

Income Taxes

Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

Revenue Recognition

The Company is in the business of providing a booking and consulting service for and selling big game hunting packages to high end clients who seek to hunt with the top tier big game outfitters. The Company intends to accomplish its business objectives primarily through the establishment of strategic alliances with guides and outfitters and past experiences arranging for hunts.

The Company’s main product being sold is hunting trips, which includes the hunting license and guide fees. This does not include the travel requirements, any special charter fees or obtaining government visas or other potentially required instruments to complete the hunts. The Company attempts to resell the hunting packages at a profit or for a mark-up. The Company provides consulting services by helping clients select an appropriate hunt. The Company believes these consulting services are incidental to the hunting trip, and has not and does not expect in the future to charge additional fees for these consulting services. In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company has concluded that the consulting services incidental to the sale of hunting trips do not have value to the customer on a stand alone basis requiring separate revenue recognition accounting from the hunting trip revenue. The Company also offers other consulting services in arrangements separate from hunting trips, which are described below.

WORLD TROPHY OUTFITTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

Industry practice generally dictates that a hunt is purchased well in advance of the actual dates of the hunt due to significant amounts of preparation and logistical planning required prior to the hunt. Revenues for hunt sales are recorded when a non-refundable cash down payment and an executed sales contract are received for the amount of the cash received. The remainder of the amount due on the sales contract is recorded as revenue when it is received, which at times may be several months before the dates of the related hunts. The balance due does not bear interest. The Company has no additional rescission, refund or customer satisfaction requirements. When these conditions are met the buyer receives all legal rights to the hunt, including the right of transferability and any changes or modifications are between the buyer and the outfitter.

The Company also from time to time generates revenues from consulting services. This consulting revenue is generally billed on an agreed-upon hourly rate, and may include the following types of services:

•	Providing clients with advice about outfitters and hunts
•	Assisting clients with travel arrangements and obtaining permits
•	Accompanying hunters on the hunting expedition
•	Taking video footage of the hunting expedition
•	Providing outfitters with information about improving operations

Revenues from consulting services are recognized when a written consulting agreement is executed that establishes the amount and scope of service to be provided, the consulting services have been performed and the Company has no additional rescission, refund or customer satisfaction requirements, and collectibility of the amount billed is reasonably assured. When a consulting agreement contains multiple deliverables, the Company reviews the various services to be provided in accordance with EITF 00-21 to determine if individual services to be delivered should be considered a separate unit of accounting for purposes of determining revenue recognition. The individual services would be considered a separate unit of accounting if all of the following criteria are met:

a.	The delivered item(s) has value to the customer on a standalone basis;
b.	There is objective and reliable evidence of the fair value of the undelivered item(s); and
c.

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be able to better estimate an allowance for possible bad debts. As of December 31, 2006, the Company had accounts receivable of $19,000 for hunt revenues that did not meet the revenue recognition requirement.

WORLD TROPHY OUTFITTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive. The Company has not issued any stock options or warrants.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Note 2 - Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

WORLD TROPHY OUTFITTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

Deferred tax assets are comprised of the following at December 31, 2006:

Deferred tax assets:
Accounts receivable	$ 3,658
Net operating loss carryforward	7,795
Organization costs	173
Less valuation allowance	(7,795)

$ 3,831

Recorded as follows:
Current asset	$ 3,658
Other asset	173

$ 3,831

The Company had no deferred tax liabilities at December 31, 2006. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has recorded a valuation allowance to fully offset the deferred tax asset arising from the net operating loss carryforward at December 31, 2006. The Company anticipates being able to utilize all other deferred tax assets.

Note 3 – Related Party Transactions

The accounts payable - related party consists of amounts due to the president and majority stockholder of the Company for the purchase of inventory. The inventory was recorded at the president’s carry over basis of $100,000 in January 2005. The difference between the carry over basis and the accounts payable, net of tax effect of $6,352, is recorded as a special equity distribution in additional paid-in capital. The payable is non-interest bearing and is due on January 31, 2007. The balance of the accounts payable – related party was $20,000 at December 31, 2006.

In October 2006, the president and majority stockholder of the Company loaned the Company $2,000 in the form of a promissory note payable on demand. The note is unsecured and bears interest at 8% per annum. Accrued interest expense on the note through December 31, 2006 was $40.

Note 4 – Recently Enacted Accounting Standards

Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measures”, SFAS 156, “Accounting for Servicing of Financial Assets”, SFAS 155, “Accounting for Certain Hybrid Instruments”, SFAS 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No 29”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”,SFAS No. 123 (revised 2004), “Share-Based Payment”, were recently issued. These recently enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

WORLD TROPHY OUTFITTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 5 – Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding as of December 31, 2006, March 31, 2006 or March 31, 2005.

Note 6 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has a limited operating history. In addition, at December 31, 2006, current liabilities exceed current assets by $36,735. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 7 – Subsequent Events

The Company is proposing to raise a maximum of $200,000 in a public stock offering through the sale of 400,000 shares of common stock at $.50 per share. Direct costs incurred in the offering have been deferred, and will be recorded as an offset to additional paid-in capital when the offering is completed.

On January 20, 2007, the Company purchased four Dall sheep hunts from Artic Red River Outfitters (“ARRO”). The hunts are for August 5, 2008 and the purchase price was $13,500 per hunt. This fee includes flights from ARRO’s base camp in and out of the hunting area, food and guides. The Company anticipates acquiring additional hunts from ARRO in 2009 and 2010.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s condensed results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

Plan of Operation

We are in the business of selling big game hunting packages to high end clients who seek to hunt with the top tier big game outfitters. We also offer related consulting services for such clients. We intend to accomplish our business objectives primarily through the establishment of strategic alliances with guides and outfitters and our past experiences arranging for hunts. In particular, we will initially target hunters desiring to hunt Dall Sheep, Stone Sheep, Marco Polo Sheep, Elk, Mule Deer, and Grizzly Bears.

Our main product being sold is hunting trips, which includes the hunting license and guide fees. This does not include the travel requirements, any special charter fees or obtaining government visas or other potentially required instruments to complete the hunts. We attempt to resell the hunting packages at a profit or for a mark-up. We provide incidental advisory services to purchasers of hunting trips by helping clients select an appropriate hunt. We have not and do not expect in the future to charge additional fees for these services. We also offer other consulting services which we may charge additional fees for which consulting services are described below.

The terms of all hunt packages bought in the past and the terms we expect to negotiate in the future are as follows: (1) we buy the right to have a hunter come to a specific outfitter, to hunt specific animals at a specific time; (2) hunts bought from the outfitters are not refundable and if not used before the specific time of the hunt expire and have no residual value; (3) we have sold and expect to continue selling in consideration for a non-refundable deposits from the client for at least 50% of the final price at the time of booking the hunt; and (4) final and full payments for the hunt is required at least 3 months prior to the hunt. If a customer fails to provide final payment, we have the right to sell the hunt to another client during the three month period prior to the hunt in question.

Through December 31, 2006, we have acquired and sold ten Dall Sheep hunts for the 2006 and 2007 seasons with Kelly Hougen of ARRO (Yukon Canada). Through December 31, 2006, we had also acquired and sold hunts without difficulty from Mokore Safaris (Zimbabwe Africa) and T-14 Ranches (Texas). As of December 31, 2006, we had also paid a $6,000 deposit for a Marco Polo Sheep hunt to Profi-Hunt (Tajikistan) which we intend to resell once we have completed the purchase of the hunt. The deposit of $6,000 is included in deposits, a current asset, on our balance sheet as of December 31, 2006. As of December 31, 2006, we did not have any hunt inventory to resell.

On January 20, 2007, the Company purchased four Dall sheep hunts from Artic Red River Outfitters (“ARRO”). The hunts are for August 5, 2008 and the purchase price was $13,500 per hunt. This fee includes flights from ARRO’s base camp in and out of the hunting area, food and guides. The Company anticipates acquiring additional hunts from ARRO in 2009 and 2010.

We offer the following consulting services: (1) providing clients with advice about which outfitters are providing the hunts, including dates, times, and locations that most meet the clients desires; (2) assisting clients in making travel arrangements and obtaining any special visa or travel permits; (3) accompanying the hunters on the hunting expedition; (4) taking video footage of the entire hunting and travel experience; and (5) providing outfitters information about improving land use and improving their business operations by effectively marketing their hunting services. We do not consult for nonprofit organizations.

We charge hourly rates for consulting services that we believe are commensurate with the expertise and experience of our president and majority stockholder, who provides the services to our customers. No revenues from consulting services were realized during the three-month and nine-month periods ended December 31, 2006 and 2005.

We find potential buyers through people with whom we have established a pre-existing relationship or who have are referred to us by word of mouth or otherwise. We do not plan to engage in any additional marketing or sales efforts. We do not have specific milestones in implementing our business plan. Rather, the more funds we obtain the more hunts we can purchase and resell. Management will evaluate its progress by its ability to buy and sell hunts at a profit. Management is limited in its ability to grow the business by the amount of capital that is available to acquire hunts. As a result, management will simply seek to acquire the most valuable hunts that it is able to acquire and resell them at a reasonable profit. If we are profitable, of which there can be no assurance, then we will continue to grow the amount of capital that is available to buy and sell hunts. Management has no other specific milestones or goals and is not implementing any other method by which it will evaluate its progress or success.

We received a notice of effectiveness for our registration statement on Form SB-2 from the Securities and Exchange Commission on December 15, 2006. We are offering a minimum of 200,000 and a maximum of 400,000 shares in a public offering. We will realize $77,500 if we raise the minimum and $177,500 if we raise the maximum amount of the offering. We anticipate our expenses related to the offering to be approximately $22,500. Our plan of operation for the next twelve months is to raise funds from this offering, acquire additional hunts, and continue to fund our operating costs. Should we receive the minimum amount, we will implement our plan of operations. We anticipate that with the minimum amount and anticipated future sales, we can continue our operations for a period of twelve months. If we receive the maximum amount we will be able to accelerate the rate at which we acquire big game hunts for resale. There can be no assurance that we have accurately forecasted future sales or expenses.

Inasmuch as there is no assurance that this offering will be successful or that we will receive any net proceeds from this offering, we have been cautious in entering into long-term contracts and commitments to purchase hunts, equipment or for other expenses. Therefore, there is absolutely no assurance that we will be able, with the proceeds of this offering, to acquire sufficient hunts or implement our plan of operations. There is also no assurance that we will be able to purchase and sell at a profit enough hunts to operate profitably.

However, management believes that we will be able to (1) acquire sufficient hunts at favorable pricing; (2) successfully implement marketing efforts; and (3) sell sufficient hunts at a profit to successfully operating our business.

We believe we have accurately estimated our needs for the next twelve months based on receiving the minimum amount of the offering, of which there can be no assurance. It is possible that we may need additional funds if our sales revenues are less than anticipated or our costs are higher than estimated. At present, we have no current need or commitments for any capital expenditures. We have not reserved sufficient working capital to cover any unexpected expenses.

If we are unable to raise the minimum amount, it will be necessary for us to find funding in order to implement our plan of operations. In addition, we anticipate that additional funding will be needed twelve months from the date of this document. We anticipate seeking additional financing in the form of loans or sales of our stock and there is no assurance that we will be able to obtain financing on favorable terms or at all or that we will find qualified purchasers for the sale of any stock.

Results of Operations

Three Months Ended December 31, 2006 and December 31, 2005

For the three months ended December 31, 2006, we had no revenues. We will require additional funding from the proceeds of our current stock offering or from other sources in order to purchase additional hunts for resale. At December 31, 2006, we had no hunt inventory.

For the three months ended December 31, 2005, we had revenues from hunt sales of $2,000, which was received from one customer.

No cost of sales was recorded in the three-month period ended December 31, 2006 because we had no revenues from hunt sales during this period. No cost of sales was recorded in the three-month period ended December 31, 2005 because we did not sell any hunts for which we had a cost recorded in inventory. Our gross profit as a percentage of total revenues is subject to wide fluctuations each period primarily due to our current revenue recognition policies that require us to recognize hunt sales generally as cash payments are received. This may result in our recognizing the cost of sales for hunts as such costs are incurred and recognizing the revenue from the sales of hunts in different periods as cash payments are received from our customers.

For the three-month period ended December 31, 2006, our general and administrative expenses were $8,139, consisting of accounting and auditing expenses. For the three-month period ended December 31, 2005 our general and administrative expenses were $5,496, consisting of accounting and auditing expenses of $5,044 and other administrative expenses of $452.

For the three-month period ended December 31, 2006, we also incurred interest expense of $571, consisting of accrued interest expense on the note payable to related party of $40 and finance charges of $531. We did not incur any interest expense for the three-month period ended December 31, 2005.

As a result, including a deferred income tax provision of $15, we reported a net loss of $8,725 for the three-month period ended December 31, 2006. Due to the early stages of our business development, we do not believe the results of operations for the three months ended December 31, 2006 are indicative of operating results to be expected in future periods. Including a deferred income tax provision of $400 and a current income tax benefit of $1,080, we reported a net loss of $2,816 for the three-month period ended December 31, 2005.

Nine Months Ended December 31, 2006 and December 31, 2005

For the nine months ended December 31, 2006, we had no revenues.

For the nine months ended December 31, 2005, we recognized revenues of $63,572 from the sale of hunts, representing payments received from four customers. We currently recognize hunt sales revenues generally as cash payments are received. Of these sales, $54,000 was from an entity affiliated with one of our shareholders, representing 85% of total revenues during this period. We did not have any consulting revenues during the nine months ended December 31, 2005.

No cost of sales was recorded in the nine-month period ended December 31, 2006 because we had no revenues from hunt sales during this period. Our cost of sales for the nine months ended December 31, 2005 was $60,661, and included costs incurred to three outfitters. The gross profit on sales during this period was $2,911, or approximately 5%. Our gross profit as a percentage of total revenues is subject to wide fluctuations each period primarily due to our current revenue recognition policies that require us to recognize hunt sales generally as cash payments are received. This may result in our recognizing the cost of sales for hunts as such costs are incurred and recognizing the revenue from the sales of hunts in different periods as cash payments are received from our customers.

For the nine-month period ended December 31, 2006, our general and administrative expenses were $39,208, consisting of accounting and auditing expenses of $29,636, travel expenses of $9,486, and other administrative costs of $86. The travel expenses were incurred in an effort to develop customer relationships and to identify future hunts that we may purchase for resell. For the nine-month period ended December 31, 2005 our general and administrative expenses were $9,059, consisting of accounting and auditing expenses of $7,059, legal fees of $1,500 and other administrative expenses of $500.

For the nine-month period ended December 31, 2006, we also incurred interest expense of $571, consisting of accrued interest expense on the note payable to related party of $40 and finance charges of $531. We did not incur any interest expense for the nine-month period ended December 31, 2005.

As a result, including a deferred income tax provision of $44, we reported a net loss of $39,823 for the nine-month period ended December 31, 2006. Due to the early stages of our business development, we do not believe the results of operations for the nine months ended December 31, 2006 are indicative of operating results to be expected in future periods. Including a deferred income tax benefit of $303 and a current income tax benefit of $910, we reported a net loss of $4,935 for the nine-month period ended December 31, 2005.

Liquidity and Capital Resources

As discussed above, we have a limited operating history and our results of operations are subject to significant fluctuations from period to period. There can be no assurance that we will be profitable in the future. These factors raise substantial doubts about our ability to continue as a going concern.

As of December 31, 2006, we had a working capital deficit of $36,735 and cash of $1,165. To date, our cash flows have primarily come from our operations and from the issuance of our common stock.

For the nine months ended December 31, 2006, net cash used in operating activities was $18,751, comprised primarily of the payment of travel costs incurred in an effort to develop customer relationships and to identify future hunts that we may purchase for resell, and routine accounting and auditing fees included in general and administrative expenses. We did not have revenues or cost of sales during this period. For the nine months ended December 31, 2005, net cash provided by operating activities was $4,430. As discussed above under “Results of Operations”, the primary source of our operating revenues and operating cash flows has been the resale of hunts. Cash flows from operations have been reduced in each period by the payment of hunt costs, and routine accounting, auditing and legal fees included in general and administrative expenses.

We did not have cash flows provided by or used in investing activities during the nine months ended December 31, 2006 and 2005.

During the nine months ended December 31, 2006, net cash provided by financing activities was $1,041, consisting of the proceeds of $2,000 from a demand note payable from our president and principal stockholder of the Company, offset by an increase of deferred offering costs of $959. During the nine months ended December 31, 2005, net cash used in financing activities was $57,500, comprised of a reduction of $53,000 in the payable to our president incurred in the acquisition of hunt inventories, and the payment of deferred costs related to our current offering of $4,500.

At December 31, 2006, we had not committed to spend any material funds on capital expenditures. However, we will require significant funds in the future to support our operations, primarily for the acquisition of hunt inventories. We intend to increase the number of hunts acquired and held in inventory for resale. We anticipate that such an investment in inventory will require increasing amounts of cash used in operating activities during future periods. There is no assurance that we will be successful in obtaining this additional financing.

We recognize revenue upon receipt of payment rather than at the time of sale. Our deferred revenue is the unpaid amount of the purchase price of the hunts sold. Since we do not collect the full purchase price at the time a hunt is sold, we would expect that if the number of hunts sold increases so will the amount of deferred income relating to those hunts.

Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the number of big game hunts we acquire, the amount we spend on our sales and marketing activities and the level of our sales. We anticipate that if the minimum amount of our current offering is raised those amounts together with anticipated future sales will allow us to continue our operations for a period of at least twelve months and thereafter. If we do not raise the minimum amount the offering will be terminated and investors will receive their money back promptly and without deduction and we should still be able to continue our operations for a period of at least twelve months and thereafter, although we will have less capital so the volume of hunts that we will buy and sell would be reduced. There can be no assurance that we have accurately forecasted future sales. If we do not raise the minimum amount in our offering we will need to locate additional sources of funds to continue operations. There are no contractual arrangements in place that would provide us with additional funding and there can be no assurance that we will be able to obtain additional funding on commercially reasonable terms or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest. Because we have only a limited operating history, we are unable to estimate the collectibility of our accounts receivable. Accordingly, we recognize revenue upon receipt of payment rather than at the time of sale. As we develop a history of collections, we will be able to better estimate an allowance for possible bad debts. The amount of accounts receivable and related sales which have not been recognized was approximately $19,000 at December 31, 2006.

Inventories

Inventories are stated at the lower of average cost or market, and consist of hunting permits.

Income Taxes

Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

Revenue Recognition

The Company is in the business of selling big game hunting packages to high end clients who seek to hunt with the top tier big game outfitters. We also offer related consulting services to these clients. We intend to accomplish our business objectives primarily through the establishment of strategic alliances with guides and outfitters and past experiences arranging for hunts.

The Company’s main product being sold is hunting trips, which includes the hunting license and guide fees. This does not include the travel requirements, any special charter fees or obtaining government visas or other potentially required instruments to complete the hunts. The Company attempts to resell the hunting packages at a profit or for a mark-up. The Company provides incidental advisory services to purchasers of hunting trips by helping clients select an appropriate hunt. The Company believes these advisory services are incidental to the hunting trip, and has not and does not expect in the future to charge additional fees for these services. In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company has concluded that the advisory services incidental to the sale of hunting trips do not have value to the customer on a stand alone basis requiring separate revenue recognition accounting from the hunting trip revenue. The Company also offers other consulting services in arrangements separate from hunting trips, which are described below.

Industry practice generally dictates that a hunt is purchased well in advance of the actual dates of the hunt due to significant amounts of preparation and logistical planning required prior to the hunt. Revenues for hunt sales are recorded when a non-refundable cash down payment and an executed sales contract are received for the amount of the cash received. The remainder of the amount due on the sales contract is recorded as revenue when it is received, which at times may be several months prior to the dates of the related hunts. The balance due does not bear interest. The Company has no additional rescission, refund or customer satisfaction requirements. When these conditions are met the buyer receives all legal rights to the hunt, including the right of transferability and any changes or modifications are between the buyer and the outfitter.

The Company also from time to time generates revenues from consulting services offered separately from the sale of hunting trips. This consulting revenue is generally billed on an agreed-upon hourly rate, and may include the following types of services:

•	Providing clients with advice about outfitters and hunts
•	Assisting clients with travel arrangements and obtaining permits
•	Accompanying hunters on the hunting expedition
•	Taking video footage of the hunting expedition
•	Providing outfitters with information about improving operations

Revenues from consulting services are recognized when a written consulting agreement is executed that establishes the amount and scope of service to be provided, the consulting services have been performed and the Company has no additional rescission, refund or customer satisfaction requirements, and collectibility of the amount billed is reasonably assured. When a consulting agreement contains multiple deliverables, the Company reviews the various services to be provided in accordance with EITF 00-21 to determine if individual services to be delivered should be considered a separate unit of accounting for purposes of determining revenue recognition. The individual services would be considered a separate unit of accounting if all of the following criteria are met:

a.	The delivered item(s) has value to the customer on a standalone basis;

b.            There is objective and reliable evidence of the fair value of the undelivered item(s); and

c.

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be able to better estimate an allowance for possible bad debts. As of December 31, 2006, the Company had accounts receivable of $19,000 for hunt revenues that did not meet the revenue recognition requirement.

Recent Accounting Pronouncements

We have not adopted any new accounting policies that are not disclosed in our financial statements, and we believe that we are in compliance with all applicable accounting pronouncements.

Item 3. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer (acting also as the principal financial and accounting officer) has conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on his evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

(B) Changes in internal controls

During the period covered by this report, there was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2006, we had no unregistered sales of securities.

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $100,000 and a maximum of $200,000 with the Securities and Exchange Commission that went effective on December 15, 2006. The Commission file number is 333-128532. The offering commenced on December 15, 2006.

The Company has not yet sold sufficient shares to break the escrow minimum of $100,000. As of December 31, 2006, the Company had incurred expenses of approximately $16,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees and printing costs. None of the expenses constituted direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the issuer. No underwriters’ discounts, commissions or finders fees will be paid in connection with the offering.

Item 3. Defaults Upon Senior Securities

As of the filing date of this report, we were delinquent in paying a $20,000 obligation to our president and majority stockholder. The payable resulted from the purchase of inventory, is non-interest bearing and was due on January 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

11	Statement re: computation of per share earnings (included in Note 1 to the Condensed Financial Statements).

31.1

Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WORLD TROPHY OUTFITTERS, INC.

By:	/s/ Don Peay
Don Peay, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	February 14, 2007