Form 10KSB
period 2007-03-31
WORLD TROPHY OUTFITTERS INC
filed 2007-06-29
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-KSB

Annual Report Pursuant

to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the fiscal year ended

March 31, 2007

Commission file number

333-128532

World Trophy Outfitters, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-2190950
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4250 Production Court, Las Vegas, Nevada	89115
(Address of principal executive offices)	(Zip Code)

(801) 635-5576

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ¨.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No¨

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ Nox.

State issuer’s revenues for its most recent fiscal year: $19,000.

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of June 21, 2007, was approximately $609,700. The common voting stock of the registrant is not publicly traded. The market value was calculated using the Company’s public offering price of $.50 per share.

As of June 29, 2007, the issuer had 11,219,400 shares of common stock outstanding.

WORLD TROPHY OUTFITTERS, INC.

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED MARCH 31, 2007

PART I

Item 1.	Description of Business	3
Item 2.	Description of Property	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business
Issuer’s Purchases of Equity Securities	8
Item 6.	Management’s Discussion and Analysis or Plan of Operation	9
Item 7.	Financial Statements	19
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial
Disclosures	19
Item 8A.	Controls and Procedures	19
Item 8B.	Other Information	19

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act	20
Item 10.	Executive Compensation	21
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stock-
holder Matters	22
Item 12.	Certain Relationships and Related Transactions	22
Item 13.	Exhibits	23
Item 14.	Principal Accountant Fees and Services	23

Forward-Looking Statements

When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to, our history of losses, working capital deficit, need for additional funds to execute our business plan, dependence on our distributors, and the risk of product demand, economic conditions, competitive products, changes in the regulation of our industry and other risks.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART I

Item 1. Description of Business

General

We were formed as a Nevada corporation on January 13, 2005 as World Trophy Outfitters, Inc. Our principal executive offices are located at 4250 Production Court, Las Vegas, Nevada 89115. Our telephone number is: (801) 635-5576. We do not consider ourselves to be a blank check company as that term is defined in Regulation C, Rule 419.

We are in the business of selling big game hunting packages to high end clients who seek to hunt with the top tier big game outfitters. We also offer related consulting services to such clients. Our business model centers on past hunting experiences of Don Peay, our President and principal shareholder, with several outfitters in Alaska, British Columbia, the Yukon, Northwest Territories, and the western United States. Mr. Peay is also a well know figure internationally in the hunting and conservation industry from his efforts with several wildlife conservation organizations.

Our main product being sold is hunting trips, which includes the hunting license and guide fees. This does not include the travel requirements, any special charter fees or obtaining government visas or other potentially required instruments to complete the hunts. We attempt to sell the hunting packages at a profit or for a mark-up. We provide incidental advisory services to purchasers of hunting trips by helping these clients select an appropriate hunt. We do not expect to charge additional fees for these services.

We offer the following additional consulting services: (1) providing clients with advice about which outfitters are providing the hunts, including dates, times, and locations that most meet the clients desires; (2) assisting clients in making travel arrangements and obtaining any special visa or travel permits; (3) accompanying the hunters on the hunting expedition; (4) taking video footage of the entire hunting and travel experience; and (5) providing outfitters information about improving land use and improving their business operations by effectively marketing their hunting services. We charge hourly rates for these services that we believe are commensurate with the expertise and experience of our president and majority stockholder, who provides the services to our customers. In turn, our president charges us an appropriate hourly rate for these services. We did not provide consulting services in the years ended March 31, 2007 or 2006. We do not consult for nonprofit organizations. Through March 31, 2007, we have been unable to successfully develop the consulting side of our business, primarily due to limited funding. We currently do not believe that consulting services will represent a significant portion of our business in the future.

We intend to accomplish our business objectives primarily through the establishment of business relationships with guides and outfitters and our past experiences arranging for hunts. In particular, we will initially target hunters desiring to hunt Dall Sheep, Stone Sheep, Elk, Mule Deer, and Grizzly Bears.

The only business relationship we have with the guides and outfitters from whom we book hunts is that of a purchaser and seller of services. There is no agency, employment or partnership relationship with these guides and outfitters. We are retained by clients as an independent contractor to provide consulting services. There is no agency, employment or partnership relationship with the clients for whom we provide consulting services.

Our Marketing and Advertising Plan

High end hunting adventures can impose serious personal safety issues such as plane crashes in remote wilderness areas, attacks from dangerous game such as Grizzly Bears, Lions, Leopards, etc. Personal injury can result from accidents involving horses, pack animals, firearms, and steep and unsettled terrain. We cannot control the weather which has a substantial influence on the outcome of a hunt. We cannot control the physical abilities and shooting abilities of our clients. We cannot control government policies that affect the overall hunting experience. Failure to provide satisfactory experiences, even if it is from elements beyond our control could result in the following:

•	loss of revenues;
•	delays in establishing our business;
•	damage to our reputation, and
•	increased service costs.

Hunters seeking our services want to know that we know the best places to hunt, and want advise in doing it safely.

As of March 31, 2007, we had acquired fourteen Dall Sheep hunts for the 2007 and 2008 seasons with Kelly Hougen of Arctic Red River Outfitters, ten of which have been resold. The relationship between Arctic Red River Outfitters and WTO is that of a purchaser and seller of services and these organizations are not affiliated. On January 20, 2007, the Company purchased four Dall sheep hunts from Artic Red River Outfitters, which are available for resale. The hunts are for August 5, 2008 and the purchase price was $13,500 per hunt. This fee includes flights from ARRO’s base camp in and out of the hunting area, food and guides. In addition, we have purchased and sold an elk hunt in Texas, and an African Safari. We have also made a partial-payment deposit on a Marco Polo sheep hunt that we have not recorded in inventory or resold because we have not completed the purchase.

Initially, we anticipate charging hunters fifty percent down to secure the hunts, and then fifty percent three months prior to the hunt. Deposits are expected to be non-refundable. We believe hunters are willing to pay a premium price to hunt with the best outfitters at the best time slots. Because of the high demand and limited supply, to secure premium hunting times often requires booking these hunts years in advance.

Mr. Peay has been involved in this industry for more than fifteen years. During this time Mr. Peay has met and worked with many outfitters and hunters. He has met these contacts on hunting trips, through industry associations, through tradeshows and through his prior operation of businesses involved in the wildlife and hunting industries. We have and intend in the future to obtain hunts from outfitters with whom Mr. Peay has come in contact with during the prior fifteen years. We have and intend in the future to market hunts to hunters with whom Mr. Peay has come in contact with during the past fifteen years. We hope to also receive referrals by word of mouth from satisfied customers. We intend to contact these outfitters and potential clients with whom Mr. Peay has come in contact with over the past fifteen years via email, telephone, and/or in person. While we have had no difficulty obtaining hunts at the times, in the locations and from the outfitters we have selected to date, there can be no assurance we will continue to have success in obtaining the hunts at the times and from the outfitters whom we select. Similarly, to date we have not had a problem selling our inventory of hunts to the clients we have solicited at reasonable prices, but there can be no assurance that we will continue to have success in selling the hunts at reasonable prices in the future. We do not plan to engage in any other marketing activities. We have no other marketing or advertising plan.

The Industry and Competition

Hunting adventures can be high risk and expensive. We believe that many high end hunters want a relationship with someone they trust. We believe that factors that are important to grow the WTO client base and business include:

•	price;
•	satisfaction of hunting adventures arranged;
•	established relationships with guides and outfitters;
•	knowledge of changing regulations; and
•	sales and marketing efforts.

We believe that our prices will be higher than those offered by the average booking service. We believe that although our prices may be higher than many other outfitters, the satisfaction of our clients, our relationships with guides and outfitters and our knowledge of the changing regulations and conditions will result in our services being competitive with those offered by our competitors. In addition, we believe that the relationship developed by Mr. Peay in the big game hunting industry over the past decade will provide us with a competitive advantage in our sales and marketing efforts.

There are hundreds of other booking agents and consultants in this field and the only barrier to entry is having sufficient funds to buy and resell hunting packages. There is no single booking agency or small group of booking agencies with whom we compete. Rather, we compete with hundreds of other small booking agencies located throughout the United States and abroad. This is a highly competitive business, and we are competing directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial marketing organizations, and established distribution channels that are better situated in the market than us. We believe that the principal methods of competition in the big game booking and consulting market is price, contacts, access to high demand hunting packages, industry knowledge and experience and sales and marketing efforts.

There can be no assurance that competition will not result in price reductions, reduced gross margins and challenges in growing our market share, any of which would have a material adverse effect on our business, operating results and financial condition. We cannot ensure we will be able to compete successfully against any competitors.

Sources and Availability of Hunting Packages

We believe that we will be able to acquire big game hunts for resale from a large number of outfitters in a variety of locations. This belief is based, in part, on the relationships Mr. Peay has developed while working with Sportsman for Fish and Wildlife, Sportsmen for Habitat and the Utah Chapter of the Foundations for North American Wild Sheep and as a result of discussions with various outfitters.

We had acquired hunts without difficulty from Arctic Red River Outfitters (Yukon Canada), Mokore Safaris (Zimbabwee Africa), and T-14 Ranches (Texas). We have purchased and resold a total of twelve hunts from a total of three different outfitters. In addition, we currently have four hunts purchased from Arctic Red River Outfitters available for resale and have paid a deposit on a hunt with Profone-Hunts (Tajikistan) that we will resell.

We have also had formal discussions and may purchase additional hunts from Arctic Red River Outfitters (Yukon Canada), Scoop Lake Outfitters (British Columbia), Harv Holleck Outfitters (Kyrgystan), and San Miguel Outfitters (Africa). As a result, we do not anticipate any difficulty in acquiring big game packages for resale.

We have no contracts with the guides and outfitters used by the Company beyond the hunting trips purchased from the guides and outfitters. We receive email confirmations rather than written contracts for the purchased hunts.

Distribution

Our distribution methods comprise contacting outfitters in locations and for hunts that we believe will be in demand. We then negotiate and acquire hunts from these outfitters. We will then hold these hunts in inventory until we find a suitable buyer at a suitable price.

We rely on Mr. Peay to find suitable buyers at a suitable price. Mr. Peay has been involved in this industry for more than fifteen years. During this time Mr. Peay has met and worked with many outfitters and hunters. He has met these contacts on hunting trips, through industry associations, through tradeshows and through his prior operation of businesses involved in the wildlife and hunting industries. We have and intend in the future to market hunts to hunters with whom Mr. Peay has come in contact with during the past fifteen years. We hope to also receive referrals by word of mouth from satisfied customers. We have and intend to continue to contact potential clients with whom Mr. Peay has come in contact with over the past fifteen years via email, telephone, and/or in person. To date we have not had a problem selling our inventory of hunts to the clients we have solicited at reasonable prices, but there can be no assurance that we will continue to have success in selling the hunts at reasonable prices in the future.

All client contact is done by Mr. Peay. When Mr. Peay contacts a potential client he will tell them about the hunts we have in inventory and see if there are any other types of hunts that the client may be looking for. Once Mr. Peay has located a client who is interested in purchasing a hunt we collect the deposit, usually in the form of a personal check, and send a confirmation indicating the date, location and outfitter who will be providing the hunt. When selling a hunt, the only product/services delivered to the client is the sale of the hunting package that we had previously used our expertise to acquire. Full payment for the balance of the cost of the hunt is required prior to the date of the hunt. Payment is generally made by personal check. We may sign an agreement memorializing the terms of the purchase, but we often confirm the purchase simply by sending an email to confirm the information communicated verbally. The amount of time prior to the hunt that payment is required varies and is determined by Mr. Peay on a case-by-case basis, but payment is generally required at least three months prior to the date of the hunt.

Regulation

Hunting laws and regulations vary widely and are updated and modified frequently. Hunting laws are promulgated by local government, state government and federal government. Hunting regulations outside the United States also vary widely. Generally, these laws and regulations relating to who can hunt, what can be hunted and when it can be hunted. Generally, hunting is not permitted without receiving a license or permit from applicable governmental agencies and regulators. Sometimes these licenses or permits are transferable. In such cases, outfitters may acquire permits that they sell to clients (or to resellers such as WTO) at a mark-up and in connection with a hunting package to be provided by the outfitter. In other jurisdictions licenses or permits are not transferable, in which case the outfitter will provide guide or other services to those who have acquired licenses or permits. In the event that wildlife herds are reduced as a result of over hunting, disease or otherwise, then the number of available hunting licenses or permits is generally reduced.

We are also subject to the local and federal laws that are applicable to businesses generally. In the future, we may be subject to additional or different laws or regulations administered by the federal, state, local or foreign regulatory authorities. We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, reduce our ability to resell hunting packages or impose additional record-keeping or other requirements on us. Any or all such requirements could have a material adverse effect on our results of operations, liquidity and financial position.

We believe that we are in compliance with all laws and governmental regulations that are applicable to our company.

Research and Development

To date, we have not conducted research and development activities as understood using generally accepted accounting principles.

Dependence Upon Customers and Distributors

For the period January 13, 2005 (inception) to March 31, 2007, we have been dependent on a limited number of customers and outfitters. During this period, cost of sales included hunts acquired from three distributors. During the year ended March 31, 2007, we had one customer responsible for 100% of our total revenues. During the year ended March 31, 2007, the Company had no cost of sales, as these costs were recognized in prior periods For the year ended March 31, 2006, we had five customers responsible for 10%, 11%, 14%, 14% and 39% of our total revenues. During this year, our cost of sales included hunts acquired from three distributors. We have identified all customers who have purchased hunts from us and all outfitters from whom we have acquired hunts in the table appearing in our Plan of Operation.

Backlog

There is no backlog for hunting packages we are selling.

Employees

Our officer and director is our only employee and is working part time for WTO. We intend to hire other part-time and full-time employees in the future if our business becomes profitable.

Our success will be dependent upon the efforts and active participation of Mr. Peay. The loss of his services will adversely affect our business operations. We do not have key man insurance in place for any personnel and do not anticipate purchasing key man insurance until such time as revenues from operations allow.

Legal proceedings

We are not a party in any bankruptcy, receivorship or other legal proceeding, and to the best of our knowledge, no such proceedings by or against WTO have been threatened.

Item 2.   Description of Property

Our principal offices are located at 4250 Production Court, Las Vegas, Nevada 89115, for which we currently pay $1,000 per year in rent to a non-affiliated landlord pursuant to a written agreement. We believe that this office space will be adequate to meet our needs for the foreseeable future. If our lease arrangements were terminated, we believe that comparable office space is readily available at reasonable prices.

Item 3.   Legal Proceedings

We are not involved in any legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the vote of security holders for the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters and Small Business Issuer’s Purchases of Equity Securities

Market Information

Currently, there is no public trading market for our securities and there can be no assurance that any market will develop. If a market develops for our securities, it will likely be limited, sporadic and highly volatile. We do not have any agreements with market makers regarding the trading of our shares, but at some time in the future a market maker may make application for listing our shares.

Our shares are subject to Rule 15g-1 through Rule 15g-9, which provides, generally, that for as long as the bid price for the shares is less than $5.00, they will be considered low priced securities under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer and obtain specific written consent of the customer, and provide monthly account statements to the customer. Under certain circumstances, the purchaser may enjoy the right to rescind the transaction within a certain period of time. Consequently, so long as the common stock is a designated security under the Rule, the ability of broker-dealers to affect certain trades may be affected adversely, thereby impeding the development of a meaningful market in the common stock. The likely effect of these restrictions will be a decrease in the willingness of broker-dealers to make a market in the stock, decreased liquidity of the stock and increased transaction costs for sales and purchases of the stock as compared to other securities.

Dividends

To date, we have not paid dividends on our common stock. The payment of dividends on the common stock in the future, if any, is within the discretion of the board of directors and will depend upon our earnings, capital requirements, financial condition and other factors the board views are relevant. The board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our operations.

Holders of Record

At June 29, 2007, there were approximately 49 holders of record of our common stock. The number of holders of record was calculated by reference to our stock transfer agent’s books.

Issuance of Securities and Use of Proceeds

The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-128532) effective on December 15, 2006. We commenced our initial public offering shortly thereafter. Our initial public offering was for the sale of up to 400,000 shares of our common stock at $.50 per share. The offering ranged from a minimum aggregate offering amount of $100,000 to a maximum aggregate offering amount of $200,000. We were required to raise a minimum of $100,000 in proceeds to hold an initial closing, which occurred in March 2007.

In March and April, 2007, we sold an aggregate of 219,400 shares of common stock. The gross proceeds to the Company from our offering were $109,700 and the net offering proceeds were $98,817. The following is a breakdown of shares registered and shares sold in the offering:

Number of Shares Registered for Sale	Aggregate Price of Shares Offered	Shares Sold	Aggregate Price of Shares Sold
400,000	$200,000	219,400	$109,700

The following table describes our use of net offering proceeds through June 14, 2007:

Accounting	$33,162
Hunt inventory	54,000
Working Capital	11,655
Total	$98,817

All of the foregoing payments were direct or indirect payments to persons or entities other than our directors, officers, or stockholders owning 10% or more of our shares.

Except as specifically noted in the above table, none of the net offering proceeds were spent on construction of plant, building of facilities, purchase and installation of machinery and equipment, purchases of real estate, acquisition of other business(es), repayment of indebtedness, working capital, temporary investments, or other purposes comprising at least 5% of the Company’s total offering proceeds.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

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

Through March 31, 2007, we had acquired fourteen Dall Sheep hunts for the 2007 and 2008 seasons with Kelly Hougen of ARRO (Yukon Canada), ten of which have been resold. On January 20, 2007, the Company purchased four Dall Sheep hunts from ARRO, which are available for resale. The hunts are for August 2008 and the purchase price was $13,500 per hunt. This fee includes flights from ARRO’s base camp in and out of the hunting area, food and guides. Through March 31, 2007, we had also acquired and sold hunts without difficulty from Mokore Safaris (Zimbabwe Africa) and T-14 Ranches (Texas). As of March 31, 2007, we had also paid a $6,000 deposit for a Marco Polo Sheep hunt to Profi-Hunt (Tajikistan) which we intend to resell once we have completed the purchase of the hunt. The deposit of $6,000 is included in deposits, a current asset, on our balance sheet as of March 31, 2007. The Company anticipates acquiring additional hunts from ARRO in 2009 and 2010. The following tables provide information on the hunts that we have purchased and sold from inception through March 31, 2007.

			Year Ended March 31, 2007
		Contract		Cost of
Hunt Acquired From	Purchaser	Price	Sales	Sales
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	David Woodhouse*	$15,000	$9,500	$—
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	David Woodhouse*	$15,000	$9,500	$—

Totals			$19,000	$—

* Represents balance collected on hunts sold in fiscal year 2006.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

3

			Year Ended March 31, 2006		Period January 13, 2005 (Inception) to March 31, 2005
		Contract		Cost of		Cost of
Hunt Acquired From	Purchaser	Price	Sales	Sales	Sales	Sales
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	Trent Wall	$14,000	$7,000	$—	$7,000	$10,605
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	Trent Wall	$15,000	$8,000	$—	$7,000	$10,605
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	Dr. Scott Paey	$14,100	$14,100	$10,605	$—	$—
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	Ron Mika	$14,100	$7,100	$—	$7,000	$10,605
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	Dr. Chuck Edwards	$14,250	$4,250	$—	$10,000	$10,605
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	Todd Anderson	$14,250	$4,250	$—	$10,000	$10,605
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	David Woodhouse	$15,000	$5,500	$10,605	$—	$—
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	David Woodhouse	$15,000	$5,500	$10,605	$—	$—
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	Ryan Foutz	$15,000	$15,000	$10,605	$—	$—
Dall Sheep Hunt with Artic Red River Outfitters (Yukon Canada)	Ryan Foutz	$15,000	$15,000	$10,605	$—	$—
Safari with Mokore Safaris (Zimbabwee Africa)	Brian Trapnell **	$54,000	$54,000	$50,056	$—	$—
T-14 Ranches (Texas)	Brian Trapnell **	$8,000	$—	$—	$8,000	$7,550
Other miscellaneous			$472	$—		$—

Totals			$140,172	$103,081	$49,000	$60,575

** Brian Trapnell is one of our shareholders.

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

We charge hourly rates for consulting services that we believe are commensurate with the expertise and experience of our president and majority stockholder, who provides the services to our customers. No revenues from consulting services were realized during the years ended March 31, 2007 and 2006.

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

The Securities and Exchange Commission declared our registration statement on Form SB-2 (SEC Registration No. 333-128532) effective on December 15, 2006. We commenced our initial public offering shortly thereafter. Our initial public offering was for the sale of up to 400,000 shares of our common stock at $.50 per share. The offering ranged from a minimum aggregate offering amount of $100,000 to a maximum aggregate offering amount of $200,000. We were required to raise a minimum of $100,000 in proceeds to hold an initial closing, which occurred in March 2007.

In March and April, 2007, we sold an aggregate of 219,400 shares of common stock. The gross proceeds to the Company from our offering were $109,700 and the net offering proceeds were approximately $93,800.

Our plan of operation for the next twelve months is to utilize funds from this offering to acquire additional hunts, and continue to fund our operating costs. There can be no assurance that we have accurately forecasted future sales or expenses.

Inasmuch as there was no assurance that this offering would be successful or that we would receive any net proceeds from this offering, we have been cautious in entering into long-term contracts and commitments to purchase hunts, equipment or for other expenses. Therefore, there is absolutely no assurance that we will be able, with the proceeds of this offering, to acquire sufficient hunts or implement our plan of operations. There is also no assurance that we will be able to purchase and sell at a profit enough hunts to operate profitably.

However, management believes that we will be able to (1) acquire sufficient hunts at favorable pricing; (2) successfully implement marketing efforts; and (3) sell sufficient hunts at a profit to successfully operating our business.

We believe we have accurately estimated our needs for the next twelve months based on the receipt of the proceeds from the offering. It is possible that we may need additional funds if our sales revenues are less than anticipated or our costs are higher than estimated. At present, we have no current need or commitments for any capital expenditures. We have not reserved sufficient working capital to cover any unexpected expenses.

If we require funding in excess of the proceeds from the offering, it will be necessary for us to find additional sources of funding in order to implement our plan of operations. In addition, we anticipate that additional funding will be needed twelve months from the date of this document. We anticipate seeking additional financing in the form of loans or sales of our stock and there is no assurance that we will be able to obtain financing on favorable terms or at all or that we will find qualified purchasers for the sale of any stock.

Results of Operations

Year Ended March 31, 2007

For the year ended March 31, 2007, we recognized revenues of $19,000 from the sales of hunts, representing a final payment on two hunts sold in fiscal year 2006 received from one unrelated customer in January 2007. We currently recognize hunt sales revenues generally as cash payments are received. We did not have any consulting revenues during the year ended March 31, 2007. Our revenues for the year ended March 31, 2007 were limited due to our not having hunts available for resale pending the completion of our stock offering. At March 31, 2007, we had four Dall Sheep hunts in inventory available for resale. We also had an accounts payable obligation for these hunts of $54,000 at March 31, 2007.

No cost of sales was recorded in the year ended March 31, 2007 as these costs were recognized in prior periods. Our gross profit as a percentage of total revenues is subject to wide fluctuations each period primarily due to our current revenue recognition policies that require us to recognize hunt sales generally as cash payments are received. This may result in our recognizing the cost of sales for hunts as such costs are incurred and recognizing the revenue from the sales of hunts in different periods as cash payments are received from our customers.

For the year ended March 31, 2007, our general and administrative expenses were $44,382, consisting of accounting and auditing expenses of $32,605, travel expenses of $9,486, and other administrative costs of $2,291. The travel expenses were incurred in an effort to develop customer relationships and to identify future hunts that we may purchase for resell.

For the year ended March 31, 2007, we also incurred interest expense of $610, consisting of accrued interest expense on the note payable to related party of $79 and finance charges of $531.

As a result, including a deferred income tax provision of $3,716, we reported a net loss of $29,708 for the year ended March 31, 2007. Due to the early stages of our business development, we do not believe the results of operations for the year ended March 31, 2007 are indicative of operating results to be expected in future periods.

Year Ended March 31, 2006

For the year ended March 31, 2006, we recognized revenues $140,172 from the sale of hunts, representing payments received from eight customers. We currently recognize hunt sales revenues generally as cash payments are received. Of these sales, $54,000 was from an entity affiliated with one of our shareholders, representing 39% of total revenues. We did not have any consulting revenues during the year ended March 31, 2006.

Our cost of sales for the year ended March 31, 2006 was $103,081, and included costs incurred to three outfitters. The gross profit on sales was $37,091, or approximately 27%.

Our general and administrative expenses were $18,130 for the year ended March 31, 2006 and consisted primarily of legal and accounting expenses.

As a result, net of a provision of income taxes of $3,743, we reported net income of $15,218.

Liquidity and Capital Resources

As discussed above, we have a limited operating history and our results of operations are subject to significant fluctuations from period to period. There can be no assurance that we will be profitable in the future. These factors raise substantial doubts about our ability to continue as a going concern.

As of March 31, 2007, we had working capital of $58,411 and cash of $100,535. To date, our cash flows have primarily come from our operations and from the issuance of our common stock.

For the year ended March 31, 2007, net cash used in operating activities was $1,740 compared to net cash provided by operating activities of $75,975 for the year ended March 31, 2006. As discussed above, our operating cash receipts from hunt sales were limited in fiscal year 2007 because we did not have the resources to acquire additional hunts for resale. In addition, we incurred significant general and administrative expenses in fiscal year 2007comprised primarily of the payment of travel costs incurred in an effort to develop customer relationships and to identify future hunts that we may purchase for resell, and routine accounting and auditing fees. As discussed above under “Results of Operations”, the primary source of our operating revenues and operating cash flows has been the resale of hunts. Cash flows from operations have been reduced in each period by the payment of hunt costs, and routine accounting, auditing and legal fees included in general and administrative expenses.

We did not have cash flows provided by or used in investing activities during the years ended March 31, 2007 and 2006.

During the year ended March 31, 2007, net cash provided by financing activities was $83,400, consisting of the proceeds from our stock offering of $100,400, and proceeds of $2,000 from a demand note payable from our president and principal stockholder of the Company, partially offset by a reduction of $19,000 in the payable to our president and principal stockholder incurred in the acquisition of hunt inventories. During the year ended March 31, 2006, net cash used in financing activities was $117,500, comprised of a reduction of $113,000 in the payable to our president and principal stockholder and the payment of deferred costs related to our stock offering of $4,500.

At March 31, 2007, we had not committed to spend any material funds on capital expenditures. However, we will require significant funds in the future to support our operations, primarily for the acquisition of hunt inventories. At March 31, 2007, we had accounts payable of $98,702, including $54,000 payable for the acquisition of hunt inventories. We intend to increase the number of hunts acquired and held in inventory for resale. We anticipate that such an investment in inventory will require increasing amounts of cash used in operating activities during future periods. There is no assurance that we will be successful in obtaining this additional financing.

We recognize revenue upon receipt of payment rather than at the time of sale. Our deferred revenue is the unpaid amount of the purchase price of the hunts sold. Since we do not collect the full purchase price at the time a hunt is sold, we would expect that if the number of hunts sold increases so will the amount of deferred income relating to those hunts.

Our working capital and other capital requirements for the foreseeable future will vary based upon a number of factors, including the number of big game hunts we acquire, the amount we spend on our sales and marketing activities and the level of our sales. We anticipate that if the amount raised from our stock offering together with anticipated future sales will allow us to continue our operations for a period of at least twelve months and thereafter. There can be no assurance that we have accurately forecasted future sales. If the amount raised in our stock offering is not sufficient to fund our operations, we will need to locate additional sources of funds to continue operations. There are no contractual arrangements in place that would provide us with additional funding and there can be no assurance that we will be able to obtain additional funding on commercially reasonable terms or at all.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest. Because we have only a limited operating history, we are unable to estimate the collectibility of our accounts receivable. Accordingly, we recognize revenue upon receipt of payment rather than at the time of sale. As we develop a history of collections, we will be able to better estimate an allowance for possible bad debts. We had no accounts receivable and related sales which had not been recognized at March 31, 2007.

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

Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be able to better estimate an allowance for possible bad debts. As of March 31, 2007, the Company had no accounts receivable for hunt revenues that did not meet the revenue recognition requirement.

Recent Accounting Pronouncements

We have not adopted any new accounting policies that are not disclosed in our financial statements, and we believe that we are in compliance with all applicable accounting pronouncements.

Employees

We do not anticipate that we will not hire any additional employees during the next twelve months.

Risk Factors

In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

Because we are a new business and we have not proven our ability to generate profit, an investment in WTO is risky.

We have no meaningful operating history so it will be difficult for you to evaluate an investment in our stock. Our operations are subject to all risks inherent in the creation of a new business and the acquisition, marketing and resale of big game hunts, including the absence of a history of significant operations and of proven big game hunt packages which have been produced and sold over a significant period of time. We are continuing to establish many functions which are necessary to conduct business, including, managerial and administrative structure, marketing activities, financial systems, computer systems, web development and personnel recruitment. From inception (January 13, 2005) through March 31, 2007, we had total revenues of $213,172. At March 31, 2007, we had an accumulated deficit of $23,399. Our results of operations have been subject to significant fluctuations from period to period, and we have not established a track record of profitable operations. For example, we reported a net loss of $29,708 in the year ended March 31, 2007 and net income of $15,218 in the year ended March 31, 2006. We cannot assure that we will be profitable in the future. Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are not successful.

Because of our limited financial resources and lack of a track record our business may fail.

Our audited financial statements have been prepared assuming that we continue as a going concern. Our auditors have noted that we were only recently formed and have a limited operating history. As a result, our auditors have indicated that these conditions raise substantial doubt about our ability to continue as a going concern.

If our revenues are below our estimates or our expenses exceed our estimates it may impact our ability to continue operations.

We believe we have accurately estimated our needs for the next twelve months based on our projected revenues and receiving funding in this offering. There can be no assurance that we have accurately projected future revenues. It is possible that our marketing costs, hunting package acquisition costs or our other costs will exceed our estimates. If this happens, it may impact our ability to generate revenue and we would need to seek additional funding. We have no arrangements in place whereby we could obtain additional funding.

Because of the concentration of share ownership, stockholders other than Mr. Peay will have no ability to elect directors or approve or disapprove of any other matter voted on by the stockholders.

In January 2005, we issued 10,000,000 shares of common stock to Mr. Peay, our president and sole director. As of March 31, 2007, Mr. Peay directed approximately 89% of the voting control of WTO. As a result, Mr. Peay effectively has voting control of WTO with respect to all matters submitted to the vote of the stockholders, including the election of directors. The concentration of voting control may also have the effect of impeding a non-negotiated change in control which result may or may not benefit stockholders. In addition, stockholders may be disadvantaged in the event matters are put to the stockholders for approval and the interests of the holders of the preferred stock are dissimilar to the interests of the stockholders generally.

If we lose the services of Mr. Peay it is unlikely that our business could continue.

We are in the development stage and require the services of our president to become established. Mr. Peay current spends about ten percent (four hours per week) of his available business time working for WTO. Mr. Peay is also involved in other businesses. As WTO grows, Mr. Peay may not have sufficient time to properly manage the business which could materially and adversely affect growth, revenue and profitability. In addition, we do not have an employment agreement with Mr. Peay. As a result, Mr. Peay may terminate his employment at any time. There is intense competition for management and marketing personnel in our business. If we lost the services of our president, it is questionable whether we would be able to find a replacement and it is likely our business would fail.

We do not have exclusive arrangements with any of the big game outfitters with whom we work, guide services from outfitters are widely available to other wholesalers and can be readily sold by competitors.

We have no exclusive arrangements that would preclude or inhibit competitors from selling big game outfitting packages that are substantially similar to or the same as the packages that we sell. As a result, our competitors could buy and market packages that are substantially similar to our packages.

We depend on third party outfitters to sell us big game hunting packages and if outfitters stopped selling to us at competitive prices our business will fail.

We resell hunting packages from various big game outfitters. There are no arrangements whereby any outfitters have agreed or are required to continue to sell hunting packages to us. The hunting packages we sell could be purchased from a number of third parties. If we are not able to acquire big game packages at competitive prices we could not longer conduct this business.

In the event that any game outfitter from whom we have acquired hunting packages does not perform the agreed services, then we may lose all funds paid for those hunting packages and, depending on the amounts involved, the loss could be of a magnitude that would result in our inability to continue to conduct business.

We have entered into arrangements to acquire hunting packages from outfitters and we plan to enter into further long and short term arrangements to acquire hunting packages. Acquiring these packages generally requires either payment for the full purchase price of the package or payment of a substantial deposit towards to purchase price of the hunting package. In the event that an outfitter with whom we have contracted has financial difficulties, wildlife populations unexpectedly diminish, government regulation stops hunting or an outfitter is otherwise unable to perform the agreed services, then we may lose the entire purchase price or deposit for the hunting package(s) in question. If such a loss should occur, then, depending on the size of the loss, it may result in the loss of all of our working capital and result in our inability to continue to conduct our business.

In the event that market prices for hunting packages drop it may result in our losing money on hunting packages that we had previously purchased.

We buy and then resell hunting packages. The price at which hunting packages are sold can fluctuate based on numerous conditions, including, the number of hunting permits issued by the regulatory authorities, economic conditions, weather, wildlife populations, travel costs, and other factors. In the event that we purchase hunting packages and the price of similar hunting packages drops after our purchase, then we may be required to resell such hunting packages at a discount or a loss. A significant drop in the price of prices in areas where we had previously purchased hunting packages may result in significant losses.

We have limited experience in sales and marketing which may affect our ability to generate clients.

As a new company, we have limited experience in sales, marketing, or distribution, of our outfitter packages. Our current plan is to approach additional high end hunters who might be interested in our packages. We cannot assure you that we will be able to establish sales and distribution capabilities or that we will be able to obtain a client base for our packages.

We must keep pace with changing conditions in wildlife populations and guiding and hunting regulations throughout the US, Canada, Mexico and Africa in order to provide our customers the best possible packages.

Wildlife populations are subject to disease, predation and harsh weather conditions that can dramatically affect herd size and trophy quality. Governments and hunting regulations change frequently. Our future success will depend in part on our ability to maintain existing clients and outfitter relationships, and develop new relationships with outfitters that meet changing client requirements. We may not be successful in attracting additional clients who desire our custom services. We could experience difficulties that delay or prevent the successful development and marketing of outfitter packages. We cannot guarantee that any current or newly acquired outfitter packages will achieve market acceptance.

There is no market for our stock and there can be no assurance that a market will develop.

There is no market for our stock. There can be no assurance that a market for our stock will develop. If a market does develop, there can be no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell their shares. As a result, an investment in our stock may be illiquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

Because our board of directors is comprised of our sole officer, our board will not have the benefit of receiving independent oversight which may diminish our operating results.

Our sole director is Mr. Peay, who is also the sole officer of the Company. As a result, our board of directors may be influenced by the concerns, issues or objectives of management to a greater extent than would occur with independent board members. In addition, we do not have the benefit of having persons independent of management review, comment and direct our corporate strategies and objectives.

We will be subject to costs and expenses associated with being a public company and we may not be able to generate sufficient revenues to pay these costs and expense which may result in our inability to continue to conduct business.

We have chosen a public registration before our business has developed a predictable cash flow. There are legal and accounting expenses, future reporting requirements to the SEC, potential future listing requirements, and future investor relations costs that must be borne by a public company but not a private company. These costs can be a burdensome expense that we may not be able to afford to pay in which case it may lead to the cessation of our business.

Item 7. Financial Statements

See index to consolidated financial statements beginning on page F-1 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended March 31, 2007, we have not disagreed with our independent registered public accounting firm on any items of accounting treatment or financial disclosure.

Item 8A. Controls and Procedures

We have evaluated, under the direction of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, pursuant to Exchange Act Rule 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.

There have been no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Set forth below is certain information concerning our sole director and executive officer as of June 29, 2007.

Name	Age	Position	With the Company Since
Donald K. Peay	44	Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer	2005

_______________

Donald K. Peay. Mr. Peay is our sole officer and director. He has been a director and officer since inception in January 2005 and his term as a director expires at the next annual meeting of stockholders. Mr. Peay has a BS in Chemical Engineering and an MBA from Brigham Young University. From 1990 to 1995, Mr. Peay owned and operated Petroleum Environmental Management, Inc. In 1995, Mr. Peay started Peay’s Consulting Companies, Inc. (“PCC”). PCC provides strategic planning, business planning and business growth, wildlife management policy implementation, land use policy, land acquisition, and revenue generation strategies for businesses involved in the wildlife conservation and hunting industries. It is not anticipated that PCC will do any work for WTO. Mr. Peay has also founded three Wildlife Conservation organizations: Sportsmen for Fish and Wildlife, Sportsmen for Habitat, and the Utah Chapter of the Foundation for North American Wild Sheep. Mr. Peay has spent most of his available business time during the past eight years doing consulting work for these organizations through PCC. These organizations have tens of thousands of members and raise tens of millions of dollars for conservation. Mr. Peay spends approximately ten percent (four hours per week) of his available business time working for WTO. Mr. Peay is currently planning to continue working in the hunting and conservation industry and for WTO for the foreseeable future. At some point in time, Mr. Peay may devote his full attention to the operations of WTO.

The executive officer is elected by the board of directors on an annual basis and serve at the discretion of the board.

Potential Conflict in Connection with Consulting Activities

WTO provides the following consulting services: (1) providing clients with advice about which outfitters are providing the hunts, including dates, times, and locations that most meet the clients desires; (2) assisting clients in making travel arrangements and obtaining any special visa or travel permits; (3) accompanying the hunters on the hunting expedition; (4) taking video footage of the entire hunting and travel experience; and (5) providing outfitters information about improving land use and improving their business operations by effectively marketing their hunting services. WTO charges $100 per hour for these services. WTO does not consult for nonprofit organizations.

While Peay’s Consulting Companies, Inc. consults with respect to revenue generation strategies for businesses involved in the wildlife conservation and hunting industries. Mr. Peay provides these services for Peay’s Consulting Companies, Inc. These services are performed exclusively for nonprofit organizations. This Company generates revenues through donations and does not charge fees for the services rendered.

Mr. Peay’s participation in providing consulting services for both of these entities could present a conflict of interest. However, WTO has determined that no such conflict exists because of the fact that (i) WTO does not consult for nonprofit organizations and Peay’s Consulting Companies, Inc. only consults for nonprofit organizations and (ii) WTO generates consulting revenues by charging fees for the consulting services and Peay’s Consulting Companies, Inc. is dependent on donations for funding.

Board Committees

Our board does not have a standing, audit, nominating or compensation committee. The board will participate in the consideration of director nominees. The board will formulate a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. It anticipates having such a policy in place before our next annual stockholders meeting. The sole member of the board is not considered “independent” as defined by Rule 4200(a) of the NASD’s Marketplace Rules. In addition, Mr. Peay, who is not an independent director, does not qualify as a “financial expert” as defined in Item 401 of Regulation S-B.

Stockholder Meeting Attendance

Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

Code of Ethics

The Company has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and other senior financial officers.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation

Currently, we do not have any written compensation agreement with Mr. Peay, our only named executive officer, and, except for the consulting services for which Mr. Peay charged the Company $3,600 as described in the prior paragraph, we have not paid or awarded Mr. Peay any amounts for services rendered nor has Mr. Peay earned any amounts from us. We do not intend to pay Mr. Peay a salary during 2007 and we did not pay him a salary during 2006. Thereafter, we have not made any arrangements with Mr. Peay regarding his compensation. Mr. Peay is entitled to reimbursement for any out of pocket costs incurred on behalf of WTO. At such time as WTO is generating sufficient revenue to cover all costs, we will enter a written compensation agreement with Mr. Peay and we intend to pay him a salary at rates that are similar to the rates paid by similarly situated companies. Since Mr. Peay is the only member of the board of directors, he will be determining the amount of his pay. This will create a conflict of interest. There are no compensatory plans or arrangements, including payments to our officer in relation to resignation, retirement, or other termination of employment with WTO, or any change in control of WTO, or a change in the officer’s responsibilities following a change in control of WTO.

In January 2005, we entered into an agreement with Don Peay, our president, whereby we acquired ten Big Dall Sheep hunts from Artic Red River Outfitters in consideration for $133,000. Since Mr. Peay is our president, this was not an arms length transaction. Mr. Peay acquired these hunts for $100,000. That means that Mr. Peay will make approximately $33,000 in connection with this transaction. Through March 31, 2007, we repaid all but $1,000 of this obligation to Mr. Peay, which remaining balance was paid in May 2007.

Compensation of Directors

We have paid no cash fees or other consideration to our director for service as a director since inception. We have made no agreements regarding future compensation of directors. Our director is entitled to reimbursement for reasonable expenses incurred in the performance of his duties as a member of the board of directors.

Indemnification for Securities Act Liabilities

Nevada law authorizes, and our Bylaws and Certificate of Incorporation provide for, indemnification of our directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for directors, officers and controlling persons pursuant to the foregoing, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Common Stock

Except as otherwise noted, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2007, for: (i) each person who is known by us to beneficially own more than five percent of the our common stock, (ii) each of our directors, (iii) our Named Executive Officer, and (iv) all directors and executive officers as a group. As of June 29, 2007, we had 11,219,400 shares of common stock outstanding.

Name and Address Of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned	Position

Don Peay	10,000,000	89%	CEO, President, CFO, Secretary and Treasurer
Directors and Executive Officers as a Group (1 person)	10,000,000	89%

__________________________

(1)	Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

Changes in Control

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of our company.

Equity Compensation Plan Information

The Company does not have any equity compensation plan(s) in effect.

Item 12. Certain Relationships and Related Transactions

In January 2005 and in connection with the organization of WTO, Mr. Peay, our sole officer and director and a promoter, acquired 10,000,000 shares of common stock for $10,000. At the time of Mr. Peay’s investment, WTO had no other stockholders.

In January 2005, we entered into an agreement with Don Peay, our president, whereby we acquired ten Big Dall Sheep hunts from Mr. Peay who acquired the hunts from Artic Red River Outfitters. Mr. Peay paid an aggregate of $100,000 for these hunts. We paid an aggregate of $133,000 to acquire these hunts from Mr. Peay. Our agreement with Mr. Peay provided that $10,000 be paid on or before June 30, 2005 and the remaining $123,000 be paid on or before January 31, 2007. Through March 31, 2007, repaid all but $1,000 of this obligation to Mr. Peay, with the remaining balance paid in May 2007. The price paid for the hunts was determined by Mr. Peay. We anticipate acquiring hunts directly from outfitters in the future and not through Mr. Peay. At the time these hunts were acquired by Mr. Peay WTO did not exist.

In October 2006, Mr. Peay loaned the Company $2,000 in the form of a promissory note payable on demand. The note is unsecured and bears interest at 8% per annum. Accrued interest expense payable to Mr. Peay through March 31, 2007 was $79. The note payable and related accrued interest were paid in full to Mr. Peay in May 2007.

We have not entered into any other arrangements with Mr. Peay for the payment of funds or anything else of value.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Listed on page 25 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2007 and 2006 were $19,021 and $4,712, respectively.

Audit-Related Fees

There were no fees billed for audit related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended March 31, 2007 and 2006.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended March 31, 2007 and 2006.

All Other Fees

There were no other fees billed by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended March 31, 2007 and 2006..

Audit Committee

The Company’s Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

No items were approved by the Board of Directors pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD TROPHY OUTFITTERS, INC.
(Registrant)

Date: June 28, 2007	By	/s/ Don Peay
Don Peay
Chief Executive Officer, Director, Principal
Executive Officer, Principal Financial and
Accounting Officer.

WORLD TROPHY OUTFITTERS, INC.

FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of March 31, 2007	F-3

Statements of Operations for the Years Ended March 31, 2007 and March 31, 2006	F-4

Statements of Stockholders’ Equity (Deficit) for the Years Ended March 31, 2007

and March 31, 2006	F-5

Statements of Cash Flows for the Years Ended March 31, 2007 and March 31, 2006	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

WORLD TROPHY OUTFITTERS, INC.

Salt Lake City, Utah

We have audited the accompanying balance sheet of World Trophy Outfitters, Inc. as of March 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Trophy Outfitters, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the years ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that World Trophy Outfitters, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, World Trophy Outfitters, Inc. was only recently formed and has a limited operating history. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

June 27, 2007

Salt Lake City, Utah

WORLD TROPHY OUTFITTERS, INC.
Balance Sheet March 31, 2007

ASSETS

Current assets:
Cash	$ 100,535
Inventories	54,000
Prepaid expenses	833
Deposits	6,000

Total current assets	161,368

Other assets - deferred tax asset	159

$ 161,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – related party	$ 1,000
Accounts payable	98,703
Customer deposits	1,175
Accrued interest payable – related party	79
Note payable – related party	2,000

Total current liabilities	102,957

Commitments and contingencies

Stockholders’ equity:
Common stock; $.001 par value, 100,000,000 shares authorized, 11,219,400 shares issued and outstanding	11,219
Additional paid-in capital	80,050
Stock subscriptions receivable	(9,300)
Accumulated deficit	(23,399)

Total stockholders’ equity	58,570

$ 161,527

See accompanying notes to financial statements

WORLD TROPHY OUTFITTERS, INC.
Statements of Operations
Years Ended March 31,

	2007	2006
Revenues:
Sales	$ 19,000	$ 86,172
Sales – related party	—	54,000

Total revenues	19,000	140,172

Cost of sales	—	103,081

Gross profit	19,000	37,091

General and administrative expenses	44,382	18,130

Operating income (loss)	(25,382)	18,961

Interest expense	610	—

Income (loss) before income taxes	(25,992)	18,961

Provision (benefit) for income taxes:
Current	—	(1,607)
Deferred	3,716	5,350

Net income (loss)	$ (29,708)	$ 15,218

Income (loss) per common share	$ —	$ —

Weighted average number of shares outstanding, basic and diluted	11,008,013	11,000,000

See accompanying notes to financial statements

WORLD TROPHY OUTFITTERS, INC.
Statements of Stockholders’ Equity
Years Ended March 31, 2007 and 2006

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscriptions	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance, March 31, 2005	—	$ —	11,000,000	$ 11,000	$ (14,048)	$ —	$ (8,909)	$ (11,957)

Net income	—	—	—	—	—	—	15,218	15,218

Balance, March 31, 2006	—	—	11,000,000	11,000	(14,048)	—	6,309	3,261

Issuance of 200,800 shares of common stock for cash at $0.50 per share	—	—	200,800	201	100,199	—	—	100,400

Issuance of 18,600 shares of common stock for subscriptions receivable at $0.50 per share	—	—	18,600	18	9,282	(9,300)	—	—

Deferred offering costs	—	—	—	—	(15,383)	—	—	(15,383)

Net loss	—	—	—	—	—	—	(29,708)	(29,708)

Balance, March 31, 2007	—	$ —	11,219,400	$ 11,219	$ 80,050	$ (9,300)	$ (23,399)	$ 58,570

See accompanying notes to financial statements

WORLD TROPHY OUTFITTERS, INC.
Statements of Cash Flows
Years Ended March 31,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$ (29,708)	$ 15,218
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	3,716	5,350
(Increase) decrease in:
Inventories	(54,000)	53,025
Prepaid expenses	(833)	—
Deposits	27	(27)
Increase (decrease) in:
Accounts payable	80,254	7,566
Income taxes payable	—	(1,607)
Customer deposits	(1,275)	(3,550)
Accrued interest payable – related party	79	—

Net cash provided by (used in) operating activities	(1,740)	75,975

Cash flows from investing activities	—	—

Cash flows from financing activities:
Issuance of common stock	100,400	—
Reduction in related party payable	(19,000)	(113,000)
Proceeds from note payable – related party	2,000	—
Increase in deferred offering costs	—	(4,500)

Net cash provided by (used in) financing activities	83,400	(117,500)

Net increase (decrease) in cash	81,660	(41,525)

Cash, beginning of year	18,875	60,400

Cash, end of year	$ 100,535	$ 18,875

See accompanying notes to financial statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

World Trophy Outfitters, Inc., (the Company) was incorporated under the laws of the State of Nevada on January 13, 2005. The Company’s business activities consist of sales of hunting permits and guided hunting excursions and services related to these types of activities.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Since inception, the Company has not held any short-term investments considered to be cash equivalents.

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest. Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be better able to estimate an allowance for possible bad debts. As of March 31, 2007, the Company had no unrecognized accounts receivable and related sales.

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

Revenues for hunt sales are recorded when a non-refundable cash down payment and an executed sales contract are received for the amount of the cash received. The remainder of the amount due on the sales contract is recorded as revenue when it is received, which is approximately three months prior to the dates of the related hunts. The balance due does not bear interest. The Company has no additional rescission, refund or customer satisfaction requirements. When these conditions are met the buyer receives all legal rights to the hunt, including the right of transferability and any changes or modifications are between the buyer and the outfitter.

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

Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be able to better estimate an allowance for possible bad debts. As of March 31, 2007, the Company had no unrecognized accounts receivable and related sales.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at March 31, 2007.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.

Note 2 – Stock Offering

In March 2007, the Company sold 219,400 shares of common stock at $.50 per share in a public stock offering for total proceeds of $109,700. Of the total proceeds, $100,400 was received in March 2007, and $9,300 was received in April 2007 and recorded as stock subscriptions receivable at March 31, 2007. Direct costs incurred in the offering of $15,383 were deferred, and have been recorded as an offset to additional paid-in capital.

Note 3 - Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following at March 31, 2007:

Net operating loss carryforward	$ 8,813
Organization costs	159
Less valuation allowance	(8,813)

$ 159

The net deferred tax asset of $159 is recorded as an other asset at March 31, 2007.

The Company had no deferred tax liabilities at March 31, 2007. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. At March 31, 2007, the Company has recorded a valuation allowance of $8,813 to fully offset the deferred tax asset arising from the net operating loss carryforward. The Company anticipates being able to utilize all other deferred tax assets.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006

Federal provision (benefit) at statutory rate	(15.00)%	15.00%
State income tax	(4.25)%	4.24%
Change in valuation allowance	33.55%	.50%

Effective tax rate	14.29%	19.74%

Note 4 – Related Party Transactions

The accounts payable - related party consists of amounts due to the president and majority stockholder of the Company for the purchase of inventory. The inventory was recorded at the president’s carry over basis of $100,000 in January 2005. The difference between the carry over basis and the accounts payable, net of tax effect of $6,352, was recorded as a special equity distribution in additional paid-in capital. The payable is non-interest bearing and was due on January 31, 2007. The balance of the accounts payable – related party was $1,000 at March 31, 2007.

In October 2006, the president and majority stockholder of the Company loaned the Company $2,000 in the form of a promissory note payable on demand. The note is unsecured and bears interest at 8% per annum. Accrued interest expense on the note through March 31, 2007 was $79.

Note 5 – Supplemental Cash Flow Information

No amounts have been paid for interest or income taxes during the years ended March 31, 2007 and 2006.

Non-Cash Financing and Investing Activities:

During the year ended March 31, 2007, the Company reduced deferred offering costs and additional paid-in capital by $15,383.

During the year ended March 31, 2007, the Company increased stock subscriptions receivable by $9,300, increased common stock by $18, and increased additional paid-in capital by $9,282.

During the year ended March 31, 2006, the Company increased deferred offering costs and increased accounts payable by $10,883.

Note 6 - Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

Note 7 – Recently Enacted Accounting Standards

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 8 – Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding as of March 31, 2007.

Note 9 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has a limited operating history. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company recently raised additional funds through the sale of its common stock. However, there is no assurance that the Company will be successful in implementing its business plan or in sustaining profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 10 – Significant Customers and Distributors

From inception through March 31, 2007, the Company has been dependent on a limited number of customers and distributors. During this period, cost of sales included hunts acquired from three distributors. For the year ended March 31, 2007, the Company had one customer responsible for 100% of total revenues. For the year ended March 31, 2006, the Company had five customers responsible for 10%, 11%, 14%, 14% and 39% of total revenues. During the year ended March 31, 2007, the Company had no cost of sales, as these costs were recognized in prior periods. During the year ended March 31, 2006, cost of sales included hunts acquired from three distributors. In the year ended March 31, 2006, sales to an entity affiliated with a shareholder of the Company were $54,000, representing 39% of total revenues.