Form 10QSB
period 2007-06-30
WORLD TROPHY OUTFITTERS INC
filed 2007-08-14
CIK 1335950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Pursuant to Section  13 or 15(d)  of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐        Transition Report Pursuant to Section  13 or 15(d)  of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission file number 333-128532

WORLD TROPHY OUTFITTERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2190950
State or other jurisdiction of	I.R.S. Employer
Incorporation or organization	Identification No.

4250 Production Court

Las Vegas, Nevada	89115
Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code (801) 635-5576

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2007
Common Stock, $0.001 Value	11,219,400

Transitional Small Business Disclosure Format. Yes  ☐  No  ☒

WORLD TROPHY OUTFITTERS, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet, June 30, 2007 (unaudited)	2

Condensed Statements of Operations for the Three Months

ended June 30, 2007 and 2006 (unaudited)	3

Condensed Statements of Cash Flows for the Three Months

ended June 30, 2007 (unaudited)	4

Notes to Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operations	10

Item 3. Controls and Procedures	14

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURES	17

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD TROPHY OUTFITTERS, INC.
Condensed Balance Sheet (Unaudited) June 30, 2007

ASSETS

Current assets:
Cash	$23,214
Inventories	54,000
Prepaid expenses	583

Total current assets	77,797

Deferred tax asset	144

$77,941

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,436
Customer deposits	1,175

Total current liabilities	9,611

Commitments and contingencies

Stockholders’ equity:
Common stock; $.001 par value, 100,000,000 shares authorized, 11,219,400 shares issued and outstanding	11,219
Additional paid-in capital	80,050
Accumulated deficit	(22,939)

Total stockholders’ equity	68,330

$77,941

See accompanying notes to condensed financial statements.

WORLD TROPHY OUTFITTERS, INC.
Condensed Statements of Operations (Unaudited)
Three Months Ended June 30,

	2007	2006
Revenues
Sales	$30,517	$—
Sales – related party	6,500	—

Total revenues	37,017	—

Cost of sales	29,927	—

Gross profit	7,090	—

General and administrative expenses	6,398	12,820

Operating income (loss)	692	(12,820)

Interest expense	217	—

Income (loss) before income taxes	475	(12,820)

Provision for income taxes - deferred	15	15

Net income (loss)	$460	$(12,835)

Net income (loss) per common share	$—	$—

Weighted average number of common shares
outstanding – basic and diluted	11,219,400	11,000,000

See accompanying notes to condensed financial statements.

WORLD TROPHY OUTFITTERS, INC.
Condensed Statements of Cash Flows (Unaudited)
Three Months Ended June 30,

	2007	2006

Cash flows from operating activities:
Net income (loss)	$460	$(12,835)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	15	15
Decrease in:
Prepaid expenses	250	—
Deposits	6,000	—
Decrease in:
Accounts payable	(90,267)	(3,029)
Customer deposits	—	(1,275)
Accrued interest payable – related party	(79)	—

Net cash used in operating activities	(83,621)	(17,124)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from the sale of common stock	9,300	—
Reduction in accounts payable – related party	(1,000)	—
Reduction in note payable – related party	(2,000)	—

Net cash provided by financing activities	6,300	—

Net decrease in cash	(77,321)	(17,124)

Cash, beginning of period	100,535	18,875

Cash, end of period	$23,214	$1,751

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

Interim Financial Information

The interim financial information of the Company as of June 30, 2007 and for the three-month periods ended June 30, 2007 and 2006 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) that are necessary to fairly present the financial position as of June 30, 2007 and the results of operations and cash flows for the three-month periods ended June 30, 2007 and 2006 have been made. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending March 31, 2008.

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

Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be able to better estimate an allowance for possible bad debts. As of June 30, 2007, the Company had no unrecognized accounts receivable and related sales.

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

Note 2 – Inventories

Inventories at June 30, 2007 consist of four Dall sheep hunts acquired by the Company in January 2007 at a purchase price of $13,500 per hunt. This price includes flights from the base camp in and out of the hunting area, food and guides.

Note 3 – Stock Offering

In March 2007, the Company sold 219,400 shares of common stock at $.50 per share in a public stock offering for total proceeds of $109,700. Of the total proceeds, $100,400 was received in March 2007, and $9,300, recorded as stock subscriptions receivable at March 31, 2007, was received in April 2007.

WORLD TROPHY OUTFITTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

Note 4 - Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109. SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards.

Deferred tax assets are comprised of the following at June 30, 2007:

Deferred tax assets:
Net operating loss carry forward	$8,736
Organization costs	144
Less valuation allowance	(8,736)

$144

The net deferred tax asset of $144 is recorded as an other asset at June 30, 2007.

The Company had no deferred tax liabilities at June 30, 2007. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has recorded a valuation allowance to fully offset the deferred tax asset arising from the net operating loss carry forward at June 30, 2007. The Company anticipates being able to utilize all other deferred tax assets.

Note 5 – Related Party Transactions

During the three months ended June 30, 2007, the Company repaid accounts payable of $1,000, note payable of $2,000 and accrued interest payable of $82 to the president and majority stockholder of the Company.

During the three months ended June 30, 2007, the Company sold its interest in a Marco Polo Sheep hunt to a shareholder of the Company for $6,500. The Company had paid $6,000 for this interest, which had previously been recorded as a deposit.

Note 6 – Recently Enacted Accounting Standards

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

WORLD TROPHY OUTFITTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

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

Note 7 – Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding as of June 30, 2007.

Note 8 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has a limited operating history. In addition, the Company’s results of operations are subject to significant fluctuations from period to period, and there can be no assurance that it will be profitable in the future. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s condensed results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

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

Through June 30, 2007, we had acquired fourteen Dall Sheep hunts for the 2007 and 2008 seasons with Kelly Hougen of ARRO (Yukon Canada), ten of which have been resold. On January 20, 2007, the Company purchased four Dall Sheep hunts from ARRO, which are available for resale. The hunts are for August 2008 and the purchase price was $13,500 per hunt. This fee includes flights from ARRO’s base camp in and out of the hunting area, food and guides. Through June 30, 2007, we had also acquired and sold three other hunts and the Company’s interest in a Marco Polo Sheep hunt.. The Company anticipates acquiring additional hunts from ARRO in 2009 and 2010.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has a limited operating history. In addition, the Company’s results of operations are subject to significant fluctuations from period to period, and there can be no assurance that it will be profitable in the future. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations

Three Months Ended June 30, 2007 and June 30, 2006

For the three months ended June 30, 2007, we had total revenues of $37,017 from sales of hunts. The Company purchased and resold a hunt during this period for proceeds of $30,517. In addition, the Company sold its interest in a Marco Polo Sheep hunt to a shareholder of the Company for $6,500.

For the three months ended June 30, 2006, we had no revenues from hunt sales.

Cost of sales for the three months ended June 30, 2007 consisted of the costs of a combination hunt purchased and resold during the period of $23,927, including guide and license fees, and the cost of the interest in the Marco Polo Sheep hunt of $6,000, which had been previously recorded as a deposit. No cost of sales was recorded in the three-month period ended June 30, 2006 because we had no revenues from hunt sales during this period. Our gross profit as a percentage of total revenues is subject to fluctuations each period primarily due to our current revenue recognition policies that require us to recognize hunt sales generally as cash payments are received. This may result in our recognizing the cost of sales for hunts as such costs are incurred and recognizing the revenue from the sales of hunts in different periods as cash payments are received from our customers.

For the three-month period ended June 30, 2007, our general and administrative expenses were $6,398, consisting of legal, accounting and auditing, and other professional expenses totaling $5,170 and other administrative expenses of $1,228. For the three-month period ended June 30, 2006, our general and administrative expenses were $12,820, consisting of accounting and auditing expenses of $3,334 and travel expenses of $9,486. The travel expenses were incurred in an effort to develop customer relationships and to identify future hunts that we may purchase for resell.

For the three-month period ended June 30, 2007, we also incurred interest expense of $217, consisting of accrued interest expense on the note payable to related party of $3 and finance charges of $214. We did not incur any interest expense for the three-month period ended June 30, 2006.

As a result, including a deferred income tax provision of $15, we reported net income of $460 for the three-month period ended June 30, 2007. Due to the early stages of our business development, we do not believe the results of operations for the three months ended June 30, 2007 are indicative of operating results to be expected in future periods. Including a deferred income tax provision of $15, we reported a net loss of $12,835 for the three-month period ended June 30, 2006.

Liquidity and Capital Resources

As discussed above, we have a limited operating history and our results of operations are subject to significant fluctuations from period to period. There can be no assurance that we will be profitable in the future. These factors raise substantial doubts about our ability to continue as a going concern.

As of June 30, 2007, we had working capital of $68,186 and cash of $23,214. To date, our cash flows have primarily come from our operations and from the issuance of our common stock.

For the three months ended June 30, 2007, net cash used in operating activities was $83,621 compared to net cash used in operating activities of $17,124 for the three months ended June 30, 2006. The net cash used in operating activities for the three months ended June 30, 2007 resulted primarily from the payments of accounts payable.

We did not have cash flows provided by or used in investing activities during the three months ended June 30, 2006.

During the three months ended June 30, 2007, net cash provided by financing activities was $6,300, consisting of proceeds of $9,300 from the collection of stock subscriptions receivable related to our stock offering completed in March 2007, partially offset by the repayment of accounts payable of $1,000 and note payable of $2,000 to our president and principal stockholder of the Company.

At June 30, 2007, we had not committed to spend any material funds on capital expenditures. However, we will require significant funds in the future to support our operations, primarily for the acquisition of hunt inventories. We intend to increase the number of hunts acquired and held in inventory for resale. We anticipate that such an investment in inventory will require increasing amounts of cash used in operating activities during future periods. There is no assurance that we will be successful in obtaining this additional financing.

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

Critical Accounting Policies

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest. Because we have only a limited operating history, we are unable to estimate the collectibility of our accounts receivable. Accordingly, we recognize revenue upon receipt of payment rather than at the time of sale. As we develop a history of collections, we will be able to better estimate an allowance for possible bad debts. We had no accounts receivable and related sales which had not been recognized at June 30, 2007.

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

Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be able to better estimate an allowance for possible bad debts. As of June 30, 2007, the Company had no accounts receivable for hunt revenues that did not meet the revenue recognition requirement.

Recent Accounting Pronouncements

We have not adopted any new accounting policies that are not disclosed in our financial statements, and we believe that we are in compliance with all applicable accounting pronouncements.

Item 3. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer (acting also as the principal financial and accounting officer) has conducted an evaluation of the Company’s disclosure controls and procedures as of June 30, 2007. Based on his evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, we had no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2007.

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

WORLD TROPHY OUTFITTERS, INC.

By:	/s/ Don Peay
Don Peay, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	August 14, 2007