Form 10QSB
period 2007-12-31
WORLD TROPHY OUTFITTERS INC
filed 2008-02-14
CIK 1335950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Pursuant to Section  13 or 15(d)  of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2008
Common Stock, $0.001 Value	11,219,400

Transitional Small Business Disclosure Format. Yes  ☐  No  ☒

WORLD TROPHY OUTFITTERS, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet, December 31, 2007 (unaudited)	2

Condensed Statements of Operations for the Three Months

and Nine Months ended December 31, 2007 and 2006 (unaudited)	3

Condensed Statements of Cash Flows for the Nine Months

ended December 31, 2007 and 2006 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis or Plan of Operations	10

Item 3. Controls and Procedures	15

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	17

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WORLD TROPHY OUTFITTERS, INC.
Condensed Balance Sheet (Unaudited) December 31, 2007

ASSETS

Current assets:
Cash	$ 5,894
Inventories	54,000
Prepaid expenses	2,583

Total current assets	62,477

Deferred tax asset	116

$ 62,593

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 5,091
Customer deposits	1,175

Total current liabilities	6,266

Commitments and contingencies

Stockholders’ equity:
Common stock; $.001 par value, 100,000,000 shares authorized, 11,219,400 shares issued and outstanding	11,219
Additional paid-in capital	80,050
Accumulated deficit	(34,942)

Total stockholders’ equity	56,327

$ 62,593

See accompanying notes to condensed financial statements.

WORLD TROPHY OUTFITTERS, INC.
Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues
Sales	$ 43,000	$ —	$ 79,317	$ —
Sales – related party	—	—	6,500	—

Total revenues	43,000	—	85,817	—

Cost of sales	40,000	—	74,137	—

Gross profit	3,000	—	11,680	—

General and administrative expenses	3,577	8,139	22,963	39,208

Operating loss	(577)	(8,139)	(11,283)	(39,208)

Interest expense	—	571	217	571

Loss before income taxes	(577)	(8,710)	(11,500)	(39,779)

Provision for income taxes - deferred	14	15	43	44

Net loss	$ (591)	$ (8,725)	$ (11,543)	$ (39,823)

Net loss per common share	$ —	$ —	$ —	$ —

Weighted average number of common shares outstanding – basic and diluted	11,219,400	11,000,000	11,219,400	11,000,000

See accompanying notes to condensed financial statements.

WORLD TROPHY OUTFITTERS, INC.
Condensed Statements of Cash Flows (Unaudited)
Nine Months Ended December 31,

	2007	2006

Cash flows from operating activities:
Net loss	$ (11,543)	$ (39,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	43	44
(Increase) decrease in:
Prepaid expenses	(1,750)	—
Deposits	6,000	—
Increase (decrease) in:
Accounts payable	(93,612)	22,263
Customer deposits	—	(1,275)
Accrued interest payable – related party	(79)	40

Net cash used in operating activities	(100,941)	(18,751)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from the sale of common stock	9,300	—
Increase in deferred offering costs		(959)
Proceeds from note payable – related party		2,000
Reduction in accounts payable – related party	(1,000)	—
Reduction in note payable – related party	(2,000)	—

Net cash provided by financing activities	6,300	1,041

Net decrease in cash	(94,641)	(17,710)

Cash, beginning of period	100,535	18,875

Cash, end of period	$ 5,894	$ 1,165

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

Interim Financial Information

The interim financial information of the Company as of December 31, 2007 and for the three-month and nine-month periods ended December 31, 2007 and 2006 is unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) that are necessary to fairly present the financial position as of December 31, 2007 and the results of operations and cash flows for the three-month and nine-month periods ended December 31, 2007 and 2006 have been made. The results of operations for the nine months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending March 31, 2008.

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

Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be able to better estimate an allowance for possible bad debts. As of December 31, 2007, the Company had no unrecognized accounts receivable and related sales.

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

Note 2 – Inventories

Inventories at December 31, 2007 consist of four Dall sheep hunts acquired by the Company in January 2007 at a purchase price of $13,500 per hunt. This price includes flights from the base camp in and out of the hunting area, food and guides.

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

Deferred tax assets are comprised of the following at December 31, 2007:

Deferred tax assets:
Net operating loss carry forward	$ 11,070
Organization costs	116
Less valuation allowance	(11,070)

$ 116

The net deferred tax asset of $116 is recorded as an other asset at December 31, 2007.

The Company had no deferred tax liabilities at December 31, 2007. The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has recorded a valuation allowance to fully offset the deferred tax asset arising from the net operating loss carry forward at December 31, 2007. The Company anticipates being able to utilize all other deferred tax assets.

Note 5 – Related Party Transactions

During the nine months ended December 31, 2007, the Company repaid accounts payable of $1,000, note payable of $2,000 and accrued interest payable of $82 to the president and majority stockholder of the Company.

During the nine months ended December 31, 2007, the Company sold its interest in a Marco Polo Sheep hunt to a shareholder of the Company for $6,500. The Company had paid $6,000 for this interest, which had previously been recorded as a deposit.

Note 6 – Recently Enacted Accounting Standards

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, SFAS No. 141 (revised 2007), “Business Combinations”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.

WORLD TROPHY OUTFITTERS, INC.

Notes to Condensed Financial Statements (Unaudited)

These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 7 – Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No preferred shares are issued and outstanding as of December 31, 2007.

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

We are in the business of selling big game hunting packages to high end clients who seek to hunt with the top tier big game outfitters. We also offer related consulting services for such clients. We intend to accomplish our business objectives primarily through the establishment of strategic alliances with guides and outfitters and our past experiences arranging for hunts. In particular, we will initially target hunters desiring to hunt Dall Sheep, Stone Sheep, Marco Polo Sheep, Elk, Mule Deer, White Tail Deer and Grizzly Bears.

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

The terms of all hunt packages bought in the past and the terms we expect to negotiate in the future are as follows: (1) we buy the right to have a hunter come to a specific outfitter, to hunt specific animals at a specific time; (2) hunts bought from the outfitters are not refundable and if not used before the specific time of the hunt expire and have no residual value; (3) we have sold and expect to continue selling in consideration for a non-refundable deposit from the client for at least 50% of the final price at the time of booking the hunt; and (4) final and full payment for the hunt are required at least 3 months prior to the hunt. If a customer fails to provide final payment, we have the right to sell the hunt to another client during the three month period prior to the hunt in question.

Through December 31, 2007, we had acquired fourteen Dall Sheep hunts for the 2007 and 2008 seasons with Kelly Hougen of ARRO (Yukon Canada), ten of which have been resold. On January 20, 2007, the Company purchased four Dall Sheep hunts from ARRO, which are available for resale. The hunts are for August 2008 and the purchase price was $13,500 per hunt. This fee includes flights from ARRO’s base camp in and out of the hunting area, food and guides. Through December 31, 2007, we had also acquired and sold four other hunts and the Company’s interest in a Marco Polo Sheep hunt. The Company anticipates acquiring additional hunts from ARRO in 2009 and 2010.

During the nine months ended December 31, 2007, we purchased taxidermy services for $4,210, which we resold at a sales price of $5,800.

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

Results of Operations

Three Months Ended December 31, 2007 and December 31, 2006

For the three months ended December 31, 2007, we had total revenues of $43,000 from the sale of one hunt, which we purchased at a cost of $40,000.

For the three months ended December 31, 2006, we had no revenues.

Cost of sales for the three months ended December 31, 2007 consisted of the $40,000 cost of the hunt that we resold. No cost of sales was recorded in the three-month period ended December 31, 2006 because we had no revenues from hunt or other sales during this period. Our gross profit as a percentage of total revenues is subject to fluctuations each period primarily due to our current revenue recognition policies that require us to recognize hunt or other sales generally as cash payments are received. This may result in our recognizing the cost of sales for hunts or other sales as such costs are incurred and recognizing the revenue from the sales of hunts or other sales in different periods as cash payments are received from our customers.

For the three-month period ended December 31, 2007, our general and administrative expenses were $3,577, consisting of legal, accounting and auditing expenses totaling $2,845 and other administrative expenses of $732. For the three-month period ended December 31, 2006, our general and administrative expenses were $8,139, consisting of accounting and auditing expenses.

As a result, including a deferred income tax provision of $14, we reported a net loss of $591 for the three-month period ended December 31, 2007. Due to the early stages of our business development, we do not believe the results of operations for the three months ended December 31, 2007 are indicative of operating results to be expected in future periods. Including a deferred income tax provision of $15, we reported a net loss of $8,725 for the three-month period ended December 31, 2006.

Nine Months Ended December 31, 2007 and December 31, 2006

For the nine months ended December 31, 2007, we had total revenues of $85,817, $80,017 from sales of hunts and $5,800 from the resale of taxidermy services. The Company purchased and resold two hunts during this period for proceeds of $73,517. In addition, the Company sold its interest in a Marco Polo Sheep hunt to a shareholder of the Company for $6,500.

For the nine months ended December 31, 2006, we had no revenues.

Cost of sales for the nine months ended December 31, 2007 was $74,137, consisting of the costs of two hunts purchased and resold during the period of $63,927, including guide and license fees, the cost of the interest in the Marco Polo Sheep hunt of $6,000, which had been previously recorded as a deposit, and the cost of taxidermy costs of $4,210. No cost of sales was recorded in the nine-month period ended December 31, 2006 because we had no revenues from hunt or other sales during this period. Our gross profit as a percentage of total revenues is subject to fluctuations each period primarily due to our current revenue recognition policies that require us to recognize hunt and other sales generally as cash payments are received. This may result in our recognizing the cost of sales for hunts or other sales as such costs are incurred and recognizing the revenue from the sales of hunts or other sales in different periods as cash payments are received from our customers.

For the nine-month period ended December 31, 2007, our general and administrative expenses were $22,963, consisting of legal, accounting and auditing, and other professional expenses totaling $20,570 and other administrative expenses of $2,393. For the nine-month period ended December 31, 2006, our general and administrative expenses were $39,208, consisting of accounting and auditing expenses of $29,636, travel expenses of $9,486, and other administrative costs of $86. The travel expenses were incurred in an effort to develop customer relationships and to identify future hunts that we may purchase for resell.

For the nine-month period ended December 31, 2007, we also incurred interest expense of $217, consisting of interest expense on the note payable to related party of $3 and finance charges of $214. For the nine-month period ended December 31, 2006, we incurred interest expense of $571, consisting of accrued interest expense on the note payable to related party of $40 and finance charges of $531.

As a result, including a deferred income tax provision of $43, we reported a net loss of $11,543 for the nine-month period ended December 31, 2007. Due to the early stages of our business development, we do not believe the results of operations for the nine months ended December 31, 2007 are indicative of operating results to be expected in future periods. Including a deferred income tax provision of $44, we reported a net loss of $39,823 for the nine-month period ended December 31, 2006.

Liquidity and Capital Resources

As discussed above, we have a limited operating history and our results of operations are subject to significant fluctuations from period to period. There can be no assurance that we will be profitable in the future. These factors raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2007, we had working capital of $56,211 and cash of $5,894. To date, our cash flows have primarily come from our operations and from the issuance of our common stock.

For the nine months ended December 31, 2007, net cash used in operating activities was $100,941 compared to net cash used in operating activities of $18,751 for the nine months ended December 31, 2006. The net cash used in operating activities for the nine months ended December 31, 2007 resulted primarily from the payments of accounts payable, prepaid expenses, and general and administrative expenses.

For the nine months ended December 31, 2006, net cash used in operating activities of $18,751 was comprised primarily of the payment of travel costs incurred in an effort to develop customer relationships and to identify future hunts that we may purchase for resell, and routine accounting and auditing fees included in general and administrative expenses. We did not have revenues or cost of sales during this period.

During the nine months ended December 31, 2007, net cash provided by financing activities was $6,300, consisting of proceeds of $9,300 from the collection of stock subscriptions receivable related to our stock offering completed in March 2007, partially offset by the repayment of accounts payable of $1,000 and note payable of $2,000 to our president and principal stockholder of the Company.

During the nine months ended December 31, 2006, net cash provided by financing activities was $1,041, consisting of the proceeds of $2,000 from a demand note payable from our president and principal stockholder of the Company, offset by an increase of deferred offering costs of $959.

At December 31, 2007, we had not committed to spend any material funds on capital expenditures. However, we will require significant funds in the future to support our operations, primarily for the acquisition of hunt inventories. We intend to increase the number of hunts acquired and held in inventory for resale. We anticipate that such an investment in inventory will require increasing amounts of cash used in operating activities during future periods. There is no assurance that we will be successful in obtaining this additional financing.

We recognize revenue upon receipt of payment rather than at the time of sale. Our deferred revenue is the unpaid amount of the purchase price of the hunts sold. Since we do not collect the full purchase price at the time a hunt is sold, we would expect that if the number of hunts sold increases so will the amount of deferred income relating to those hunts. We had no deferred revenue at December 31, 2007.

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

Critical Accounting Policies

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest. Because we have only a limited operating history, we are unable to estimate the collectibility of our accounts receivable. Accordingly, we recognize revenue upon receipt of payment rather than at the time of sale. As we develop a history of collections, we will be able to better estimate an allowance for possible bad debts. We had no accounts receivable and related sales which had not been recognized at December 31, 2007.

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

Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable. Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale. As the Company develops a history of collections, it will be able to better estimate an allowance for possible bad debts. As of December 31, 2007, the Company had no accounts receivable for hunt revenues that did not meet the revenue recognition requirement.

Recent Accounting Pronouncements

We have not adopted any new accounting policies that are not disclosed in our financial statements, and we believe that we are in compliance with all applicable accounting pronouncements.

Item 3. Controls and Procedures

(A) Evaluation of disclosure controls and procedures

The Company’s Chief Executive Officer (acting also as the principal financial and accounting officer) has conducted an evaluation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on his evaluation, the Company’s Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of such period.

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

During the three months ended December 31, 2007, we had no unregistered sales of securities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2007.

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

WORLD TROPHY OUTFITTERS, INC.

By:	/s/ Don Peay
Don Peay, President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	February 14, 2008