Form 10-K
period 2008-03-31
WORLD TROPHY OUTFITTERS INC
filed 2008-06-23
CIK 1335950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number:  333-128532

WORLD TROPHY OUTFITTERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2190950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5210 Fairlee Court, Anaheim Hills, CA	92807
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (714) 276-7816

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐

No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐

No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒

No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒

No ☐

As of June 19, 2008, the registrant had 11,219,400 shares of its common stock, par value $.001, outstanding.  The registrant is unable to determine the aggregate market value of its common stock held by non-affiliates as of September 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

WORLD TROPHY OUTFITTERS, INC.

FORM 10-K

For the Year Ended March 31, 2008

PART I

ITEM 1.   BUSINESS

We were formed as a Nevada corporation on January 13, 2005 as World Trophy Outfitters, Inc. (the “Company”).  We have been in the business of selling big game hunting packages to high end clients who sought to hunt with the top tier big game outfitters.  Our main product sold was hunting trips, which included the hunting license and guide fees.  We purchased and resold several hunting trips, selling them at a profit or for a mark-up.  We also provided incidental advisory services to purchasers of hunting trips by helping these clients select an appropriate hunt, with no additional fees charged for these services.

The Company sold its entire inventory of big game hunts, but was unsuccessful in developing a profitable business and has ceased its operations.  The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities.  These are commonly thought to include the following:

•

the ability to use registered securities to make acquisitions of assets or businesses;

•

increased visibility in the financial community;

•

the facilitation of borrowing from financial institutions;

•

improved trading efficiency;

•

shareholder liquidity;

•

greater ease in subsequently raising capital;

•

compensation of key employees through stock options;

•

enhanced corporate image;

•

a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with the Company, may include the following:

•

a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•

a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•

a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company which may wish an initial entry into the United States securities market;

•

a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•

a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.  No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

ITEM 1A.  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following:

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.

The Company has had very limited operating history and minimal revenues or earnings from operations.  The Company has no significant assets or financial resources.  The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS.

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company.  While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria.  In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for the Company.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity.  There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation by the Company.  There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.  The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity.  Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company.  The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future.  The Company has not obtained key man life insurance on its officer and director.  Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST--GENERAL.

The Company's officer and director participates in other business ventures which may compete directly with the Company.  Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company.  Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity.  Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires.  The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION UNDER INVESTMENT COMPANY ACT.

Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities.  In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940.  In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

CHANGE IN CONTROL AND MANAGEMENT.

On May 27, 2008, Donald Peay, the Company’s sole officer and director and majority shareholder sold 9,500,000 shares of common stock to Mathew Evans.  Mr. Evans now controls approximately 85% of the 11,219,400 shares of common stock issued and outstanding by the Company.  Mr. Peay resigned his positions of sole officer and director, and Mr. Evans was appointed to these positions on June 13, 2008.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company.  Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity.  The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

TAXATION.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES.

Management of the Company will request that any potential business opportunity provide audited financial statements.  One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.  In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 2.  PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties.  The Company currently uses the home offices of Mr. Mathew Evans, the principal shareholder and sole officer and director of the Company, at no cost to the Company.  Mr. Evans has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended March 31, 2008.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for the Company's Common Stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

There are approximately 49 holders of the Company's Common Stock.

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

During the three months ended March 31, 2008, the Company had no sales of unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception on January 13, 2005, the Company attempted to establish a business of selling big game hunting packages to high end clients who sought to hunt with the top tier big game outfitters.  Our main product sold was hunting trips, which included the hunting license and guide fees.  We purchased and resold several hunting trips, selling them at a profit or for a mark-up.  We also provided incidental advisory services to purchasers of hunting trips by helping these clients select an appropriate hunt, with no additional fees charged for these services.

The Company sold its entire inventory of big game hunts, but was unsuccessful in developing a profitable business and ceased its operations subsequent to March 31, 2008.  The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with U. S. generally accepted accounting principles. The following accounting policies significantly affect the way the financial statements are prepared.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Since inception, the Company has not held any short-term investments considered to be cash equivalents.

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest.  Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable.  Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale.  As of March 31, 2008 and 2007, the Company had no unrecognized accounts receivable and related sales.

Inventories

Inventories are stated at the lower of average cost or market, and consist of hunting permits.  On January 20, 2007, the Company purchased four Dall sheep hunts from Artic Red River Outfitters (“ARRO”).  The hunts are for August 5, 2008 and the purchase price was $13,500 per hunt.  This fee includes flights from ARRO’s base camp in and out of the hunting area, food and guides.  These four hunts were sold during the three months ended March 31, 2008, and the Company had no inventories at March 31, 2008.

Income Taxes

Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

Revenue Recognition

The Company was in the business of providing a booking and consulting service for and selling big game hunting packages to high end clients who seek to hunt with the top tier big game outfitters.  The Company intended to accomplish its business objectives primarily through the establishment of strategic alliances with guides and outfitters and past experiences arranging for hunts.

The Company’s main product being sold has been hunting trips, which included the hunting license and guide fees.  This did not include the travel requirements, any special charter fees or obtaining government visas or other potentially required instruments to complete the hunts.  The Company attempted to resell the hunting packages at a profit or for a mark-up.  The Company provided consulting services by helping clients select an appropriate hunt.  The Company believed these consulting services were incidental to the hunting trip, and has not charged additional fees for these consulting services.  In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company concluded that the consulting services incidental to the sale of hunting trips did not have value to the customer on a stand alone basis requiring separate revenue recognition accounting from the hunting trip revenue.  The Company also offered other consulting services in arrangements separate from hunting trips, which are described below.

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

The Company also from time to time generated revenues from consulting services.  This consulting revenue was generally billed on an agreed-upon hourly rate, and included the following types of services:

•

Providing clients with advice about outfitters and hunts

•

Assisting clients with travel arrangements and obtaining permits

•

Accompanying hunters on the hunting expedition

•

Taking video footage of the hunting expedition

•

Providing outfitters with information about improving operations

Revenues from consulting services were recognized when a written consulting agreement was executed that established the amount and scope of service to be provided, the consulting services have been performed and the Company had no additional rescission, refund or customer satisfaction requirements, and collectibility of the amount billed was reasonably assured.  When a consulting agreement contained multiple deliverables, the Company reviewed the various services to be provided in accordance with EITF 00-21 to determine if individual services to be delivered should be considered a separate unit of accounting for purposes of determining revenue recognition.  The individual services would be considered a separate unit of accounting if all of the following criteria are met:

a.

The delivered item(s) has value to the customer on a standalone basis;

b.

There is objective and reliable evidence of the fair value of the undelivered item(s); and

c.

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Because the Company has only a limited operating history, it has been unable to estimate the collectibility of its accounts receivable.  Accordingly, the Company recognized its revenue upon receipt of payment rather than at the time of sale.  As of March 31, 2008 and 2007, the Company had no unrecognized accounts receivable and related sales.

OPERATIONS REVIEW

For the year ended March 31, 2008, we had total revenues of $194,817, $189,017 from sales of hunts and $5,800 from the resale of taxidermy services.  The Company purchased and resold four hunts during this period for proceeds of $108,517 and sold the four Dall Sheep hunts in inventory for proceeds of $74,000.  In addition, the Company sold its interest in a Marco Polo Sheep hunt to a shareholder of the Company for $6,500.  As of March 31, 2008, the Company had no hunts in inventory.

For the year ended March 31, 2007, we recognized revenues of $19,000 from the sales of hunts, representing a final payment on a hunt received from one unrelated customer in January 2007.  As discussed above, the Company’s policy was to recognize revenues as funds were received.  Our revenues for the year ended March 31, 2007 were limited due to our not having hunts available for resale pending the completion of our stock offering.  At March 31, 2007, we had four Dall Sheep hunts in inventory available for resale.  We also had an accounts payable obligation for these hunts of $54,000 at March 31, 2007.

Cost of sales for the year ended March 31, 2008 was $156,962, consisting of the costs of four hunts purchased and resold during the period of $92,752, including guide and license fees, the costs of the four Dall Sheep hunts sold from inventory of $54,000, the cost of the interest in the Marco Polo Sheep hunt of $6,000, which had been previously recorded as a deposit, and the cost of taxidermy costs of $4,210.  No cost of sales was recorded in the year ended March 31, 2007 as these costs were recognized in prior periods.  Our gross profit as a percentage of total revenues is subject to fluctuations each period primarily due to our current revenue recognition policies that require us to recognize hunt and other sales generally as cash payments are received.  This may result in our recognizing the cost of sales for hunts or other sales as such costs are incurred and recognizing the revenue from the sales of hunts or other sales in different periods as cash payments are received from our customers.

For the year ended March 31, 2008, our general and administrative expenses were $31,113, consisting of legal, accounting and auditing, and other professional expenses totaling $28,858 and other administrative expenses of $2,255.  For the year ended March 31, 2007, our general and administrative expenses were $44,382 consisting of accounting and auditing expenses of $32,605, travel expenses of $9,486, and other administrative costs of $2,291.  The travel expenses were incurred in an effort to develop customer relationships and to identify future hunts that we could purchase for resell.

For the year ended March 31, 2008, we also incurred interest expense of $217, consisting of interest expense on the note payable to related party of $3 and finance charges of $214.  For the year ended March 31, 2007, we incurred interest expense of $610, consisting of accrued interest expense on the note payable to related party of $79 and finance charges of $531.

As a result, including a deferred income tax provision of $58, we reported net income of $6,467 for the year ended March 31, 2008.  Including a deferred income tax provision of $3,716, we reported a net loss of $29,708 for the year ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had current assets of $84,738, consisting of cash of $83,588 and prepaid expenses of $1,150, and current liabilities of $10,502, resulting in working capital of $74,236.  Current liabilities at March 31, 2008 consist of trade accounts payable of $10,502.

Net cash used in operating activities for the year ended March 31, 2008 was $23,247, compared to net cash used in operating activities of $1,740 for the year ended March 31, 2007.  The increase in net cash used in operating activities in the current year resulted primarily from the repayment of trade accounts payable.

No net cash was provided by or used in investing activities during the years ended March 31, 2008 and 2007.

Net cash provided by financing activities for the year ended March 31, 2008 was $6,300, consisting of proceeds from the issuance of common stock of $9,300, partially offset by a reduction in related party payable of $1,000 and a reduction in note payable – related party of $2,000.  Net cash provided by financing activities for the year ended March 31, 2007 was $83,400, consisting of proceeds from the issuance of common stock of $100,400 and proceeds from a note payable – related party of $2,000, partially offset by a reduction in related party payable of $19,000.

GENERAL BUSINESS PLAN.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company called for by this item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer (acting also as the principal financial and accounting officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008.  Based on that evaluation, the Company’s Chief Executive Officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision of our Chief Executive Officer (acting also as the principal financial and accounting officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in internal controls

During the most recent fiscal quarter covered by this report, and since that date there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning our sole director and executive officer as of June 15, 2008.

Name	Age	Position	With the Company Since
Mathew Evans	36	Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer	2008

Mathew Evans.  From January 2008 through the present, Mr. Evans worked as Planning Consultant for the City of Pasadena, California.  From 2006 through 2007, he worked as a Project Manager for Hogle Ireland and as President, Secretary and Treasurer of Quest Group International, a nutritional products company.  From 2002 through 2006, Mr. Evans worked as a City Planner for the City of Mapleton, Utah.  From 1997 through 2002, he worked as a City Planner for the City of Provo, Utah.  From 1999 through 2005, he worked as President of Maxi Group, Inc., a blank check company.  From 1995 through 1997, he worked as a City Planner for the City of Riverton, Utah.  Mr. Evans received his Bachelor of Science Degree in Geography from Utah State University in Logan, Utah.

As previously discussed, the Company has discontinued its big game hunt business.  The Company’s current business purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act.  The change in strategic direction of the Company may involve the resignation of Mr. Evans and the appointment of new management.

The executive officer is elected by the Board of Directors of the Company on an annual basis and serves at the discretion of the board.

ITEM 11.  EXECUTIVE COMPENSATION

Our sole officer and director does not receive any compensation for services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with our Company.  Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of any efforts he may give to implement the business plan outlined herein.  However, our officer and director anticipates receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officer and director.

COMPENSATION OF DIRECTORS

We have paid no cash fees or other consideration to our director for service as a director since inception.  We have made no agreements regarding future compensation of directors.  Our director is entitled to reimbursement for reasonable expenses incurred in the performance of his duties as a member of the board of directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment contracts between the Company and its officer and director.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to the Company’s officer and director upon termination of his employment with the Company or any change in control of the Company, or a change in his responsibilities following a change in control of the Company.

The officer and director of the Company will not receive any finder's fee from the Company as a result of any efforts he may give to implement the Company's business plan outlined herein.  However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company. See “ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

No stock-based compensation, retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 15, 2008, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 11,219,400 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Common Shares Beneficially Owned	% of Total Common Stock
Common Stock	Mathew Evans Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer (1)	9,500,000	84.67

	Executive Officers and Directors as a Group (one person)	9,500,000	84.67%

(1)

Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as our address.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In January 2005, we entered into an agreement with Don Peay, our former president, whereby we acquired ten Big Dall Sheep hunts from Mr. Peay who acquired the hunts from an unrelated outfitter. Mr. Peay paid an aggregate of $100,000 for these hunts. We paid an aggregate of $133,000 to acquire these hunts from Mr. Peay. Our agreement with Mr. Peay provided that $10,000 be paid on or before June 30, 2005 and the remaining $123,000 be paid on or before January 31, 2007.  During the year ended March 31, 2008, the Company paid the $1,000 balance of the related party payable to Mr. Peay.   The price paid for the hunts was determined by Mr. Peay.

In October 2006, Mr. Peay loaned the Company $2,000 in the form of a promissory note payable on demand. The note was unsecured and bore interest at 8% per annum.  The note and accrued interest of $82 were repaid during the year ended March 31, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended March 31, 2008 and 2007 were $11,480 and $19,021, respectively.

AUDIT RELATED FEES

There were no fees billed for audit related services by our principal accountant during the years ended March 31, 2008 and 2007.

TAX FEES

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during the years ended March 31, 2008 and 2007.

ALL OTHER FEES

There were no other fees billed by the principal accountant, other than those previously reported in this Item 14, during the years ended March 31, 2008 and 2007.

AUDIT COMMITTEE

The Company’s Board of Directors functions as its audit committee.  It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

PART IV

ITEM 15. EXHIBITS

Exhibits

Exhibit No.	Description

11	Statement re: computation of per share earnings (1)

31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

______________________________________

*     Exhibits filed with this report.

(1)  Included in Notes to Financial Statements contained in this filing.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of June, 2008.

REGISTRANT

WORLD TROPHY OUTFITTERS, INC.

By: /s/ Mathew Evans

Mathew Evans

(Principal Executive

and Financial Officer)

WORLD TROPHY OUTFITTERS, INC.

FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of March 31, 2008 and 2007

F-3

Statements of Operations for the Years Ended March 31, 2008 and 2007.

F-4

Statements of Stockholders’ Equity for the Years Ended March 31, 2008
and 2007

F-5

Statements of Cash Flows for the Years Ended March 31, 2008 and 2007

F-6

Notes to Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

World Trophy Outfitters, Inc.

Anaheim Hills, California

We have audited the accompanying balance sheets of World Trophy Outfitters, Inc. as of March 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of World Trophy Outfitters, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended March 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that World Trophy Outfitters, Inc. will continue as a going concern.  As discussed in Note 10 to the financial statements, World Trophy Outfitters, Inc. has discontinued its business of selling big game hunts and is currently seeking a business opportunity.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, PC

PRITCHETT, SILER & HARDY, P.C.

June 20, 2008

Salt Lake City, Utah

WORLD TROPHY OUTFITTERS, INC.
BALANCE SHEETS

ASSETS	March 31,
	2008	2007
Current assets:
Cash	$83,588	$100,535
Inventories	-	54,000
Prepaid expenses	1,150	833
Deposits	-	6,000

Total current assets	84,738	161,368

Other assets - deferred tax asset	101	159

	$84,839	$161,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,502	$98,703
Accounts payable – related party	-	1,000
Customer deposits	-	1,175
Accrued interest payable – related party	-	79
Note payable – related party	-	2,000

Total current liabilities	10,502	102,957

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.001 Par Value, 10,000,000 Authorized, no Shares Issued and Outstanding	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 11,219,400 shares issued and outstanding	11,219	11,219
Additional paid-in capital	80,050	80,050
Stock subscriptions receivable	-	(9,300)
Accumulated deficit	(16,932)	(23,399)

Total stockholders’ equity	74,337	58,570

	$84,839	$161,527

See accompanying notes to financial statements

WORLD TROPHY OUTFITTERS, INC.
STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007
Revenues:
Sales	$188,317	$19,000
Sales – related party	6,500	-

Total revenues	194,817	19,000

Cost of sales	156,962	-

Gross profit	37,855	19,000

General and administrative expenses	31,113	44,382

Operating income (loss)	6,742	(25,382)

Interest expense	217	610

Income (loss) before income taxes	6,525	(25,992)

Provision (benefit) for income taxes:
Current	-	-
Deferred	58	3,716

Net income (loss)	$6,467	$(29,708)

Income (loss) per common share	$0.00	$(0.00)

Weighted average number of shares outstanding, basic and diluted	11,219,400	11,008,013
See accompanying notes to financial statements

WORLD TROPHY OUTFITTERS, INC
STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2008 and 2007

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscriptions	Retained Earnings
	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance, March 31, 2006	—	$—	11,000,000	$11,000	$(14,048)	$—	$6,309	$3,261

Issuance of 200,800 shares of common stock for cash at $0.50 per share	—	—	200,800	201	100,199	—	—	100,400

Issuance of 18,600 shares of common stock for subscriptions receivable at $0.50 per share	—	—	18,600	18	9,282	(9,300)	—	—

Deferred offering costs	—	—	—	—	(15,383)	—	—	(15,383)

Net loss	—	—	—	—	—	—	(29,708)	(29,708)

Balance, March 31, 2007	—	—	11,219,400	11,219	80,050	(9,300)	(23,399)	58,570

Collection of subscriptions receivable	—	—	—	—	—	9,300	—	9,300

Net income	—	—	—	—	—	—	6,467	6,467

Balance, March 31, 2008	—	$—	11,219,400	$11,219	$80,050	$—	$(16,932)	$74,337

See accompanying notes to financial statements

WORLD TROPHY OUTFITTERS, INC.
STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,467	$(29,708)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	58	3,716
(Increase) decrease in:
Inventories	54,000	(54,000)
Prepaid expenses	(317)	(833)
Deposits	6,000	27
Increase (decrease) in:
Accounts payable	(88,201)	80,254
Customer deposits	(1,175)	(1,275)
Accrued interest payable – related party	(79)	79

Net cash used in operating activities	(23,247)	(1,740)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Issuance of common stock	9,300	100,400
Reduction in related party payable	(1,000)	(19,000)
Proceeds from note payable – related party	-	2,000
Reduction in note payable – related party	(2,000)	-

Net cash provided by financing activities	6,300	83,400

Net increase (decrease) in cash	(16,947)	81,660

Cash, beginning of year	100,535	18,875

Cash, end of year	$83,588	$100,535

See accompanying notes to financial statements

WORLD TROPHY OUTFITTERS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage

World Trophy Outfitters, Inc. (the “Company”) was formed as a Nevada corporation on January 13, 2005, and has been in the business of selling big game hunting packages to high end clients who sought to hunt with the top tier big game outfitters.  Its main product sold was hunting trips, which included the hunting license and guide fees.  The Company purchased and resold several hunting trips, selling them at a profit or for a mark-up.  The Company also provided incidental advisory services to purchasers of hunting trips by helping these clients select an appropriate hunt, with no additional fees charged for these services.

During the year ended March 31, 2008, the Company sold its entire inventory of big game hunts, but has been unsuccessful in developing a profitable business.  The Company ceased its operations and became a development stage company subsequent to March 31, 2008.  The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company.

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

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest.  Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable.  Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale.  As of March 31, 2008 and 2007, the Company had no unrecognized accounts receivable and related sales.

Inventories

Inventories are stated at the lower of average cost or market, and consist of hunting permits.  On January 20, 2007, the Company purchased four Dall sheep hunts from an independent outfitter.  The hunts are for August 5, 2008 and the purchase price was $13,500 per hunt.  This fee includes flights from the outfitter’s base camp in and out of the hunting area, food and guides.  These four hunts were sold during the three months ended March 31, 2008, and the Company had no inventories at March 31, 2008.

Income Taxes

Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

Revenue Recognition

The Company was in the business of providing a booking and consulting service for and selling big game hunting packages to high end clients who seek to hunt with the top tier big game outfitters.  The Company intended to accomplish its business objectives primarily through the establishment of strategic alliances with guides and outfitters and past experiences arranging for hunts.

The Company’s main product being sold has been hunting trips, which included the hunting license and guide fees. This did not include the travel requirements, any special charter fees or obtaining government visas or other potentially required instruments to complete the hunts.  The Company attempted to resell the hunting packages at a profit or for a mark-up.  The Company provided consulting services by helping clients select an appropriate hunt.  The Company believed these consulting services were incidental to the hunting trip, and has not charged additional fees for these consulting services.  In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company concluded that the consulting services incidental to the sale of hunting trips did not have value to the customer on a stand alone basis requiring separate revenue recognition accounting from the hunting trip revenue.  The Company also offered other consulting services in arrangements separate from hunting trips, which are described below.

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

The Company also from time to time generated revenues from consulting services.  This consulting revenue was generally billed on an agreed-upon hourly rate, and included the following types of services:

•

Providing clients with advice about outfitters and hunt

•

Assisting clients with travel arrangements and obtaining permits

•

Accompanying hunters on the hunting expedition

•

Taking video footage of the hunting expedition

•

Providing outfitters with information about improving operations

Revenues from consulting services were recognized when a written consulting agreement was executed that established the amount and scope of service to be provided, the consulting services have been performed and the Company had no additional rescission, refund or customer satisfaction requirements, and collectibility of the amount billed was reasonably assured.  When a consulting agreement contained multiple deliverables, the Company reviewed the various services to be provided in accordance with EITF 00-21 to determine if individual services to be delivered should be considered a separate unit of accounting for purposes of determining revenue recognition.  The individual services would be considered a separate unit of accounting if all of the following criteria are met:

a)

The delivered item(s) has value to the customer on a standalone basis;

b)

There is objective and reliable evidence of the fair value of the undelivered item(s); and

c)

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Because the Company has only a limited operating history, it has been unable to estimate the collectibility of its accounts receivable.  Accordingly, the Company recognized its revenue upon receipt of payment rather than at the time of sale.  As of March 31, 2008 and 2007, the Company had no unrecognized accounts receivable and related sales.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company did not have any stock options or warrants outstanding during the years ended March 31, 2008 and 2007.

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

NOTE 2 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	March 31,
	2008	2007

Net operating loss carryforward	$7,614	$8,813
Organization costs	101	159
Less valuation allowance	(7,614)	(8,813)

	$101	$159

The net deferred tax asset is recorded as an other asset at March 31, 2008 and 2007.

The Company had no deferred tax liabilities at March 31, 2008 and 2007.  The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At March 31, 2008 and 2007, the Company recorded a valuation allowance of $7,614 and $8,813, respectively, to fully offset the deferred tax asset arising from the net operating loss carryforward.  The Company anticipates being able to utilize all other deferred tax assets.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended March 31, 2008 and 2007 is as follows:

	Years Ended March 31,
	2008	2007

Federal provision (benefit) at statutory rate	15.00%	(15.00)%
State income tax	4.25%	(4.25)%
Change in valuation allowance	(18.36)%	33.55%

Effective tax rate	0.89%	14.29%

At March 31, 2008, the Company has a net operating loss carryforward available to offset future taxable income of approximately $40,000, which expires in various years through 2028.  Substantial changes in the Company’s ownership have occurred, and therefore there is an annual limitation of the amount of the net operating loss carryforward which can be utilized.

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2007, the accounts payable - related party consists of the $1,000 balance due to the president and majority stockholder of the Company for the purchase of inventory.  The payable was non-interest bearing and was paid during the year ended March 31, 2008.

In October 2006, the president and majority stockholder of the Company loaned the Company $2,000 in the form of a promissory note payable on demand.  The note was unsecured and bore interest at 8% per annum.  Accrued interest expense on the note at March 31, 2007 was $79.  Interest expense incurred on the note was $3 and $79 for the years ended March 31, 2008 and 2007.  The note and all accrued interest were repaid during the year ended March 31, 2008.

NOTE 4 – SIGNIFICANT CUSTOMERS AND SUPPLIERS

From its inception through March 31, 2008, the Company’s big game hunt business has been dependent on a limited number of customers and distributors.  During this period, cost of sales included hunts acquired from four distributors.  During the year ended March 31, 2008, the Company had two customers responsible for 16% and 22% of total revenues.  In the year ended March 31, 2008, sales to an entity affiliated with a shareholder of the Company were $6,500.  For the year ended March 31, 2007, the Company had one customer responsible for 100% of total revenues.  During the year ended March 31, 2008, cost of sales included hunts acquired from four distributors.  During the year ended March 31, 2007, the Company had no cost of sales, as these costs were recognized in prior periods.

NOTE 5 – STOCK OFFERING

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

NOTE 6 – PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding as of March 31, 2008 and 2007.

NOTE 7 – SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

No amounts were paid for income taxes during the years ended March 31, 2008 and 2007.

During the year ended March 31, 2008, the Company paid $827 in interest.  No amounts were paid for interest during the year ended March 31, 2007.

Non-Cash Financing and Investing Activities:

During the year ended March 31, 2008, the Company had no non-cash financing and investing activities.

During the year ended March 31, 2007, the Company reduced deferred offering costs and additional paid-in capital by $15,383.

During the year ended March 31, 2007, the Company increased stock subscriptions receivable by $9,300, increased common stock by $18, and increased additional paid-in capital by $9,282.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 9 – RECENTLY ENACTED ACCOUNTING STANDARDS

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts”, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, SFAS No. 141R, “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Subsidiaries”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has a limited operating history.  Subsequent to March 31, 2008, the Company discontinued its business of selling big game hunts and is currently seeking a business opportunity.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  There is no assurance that the Company will be successful in locating a successful business opportunity or in ultimately attaining profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 – SUBSEQUENT EVENTS

On May 27, 2008, Donald Peay, the Company’s sole officer and director and majority shareholder sold 9,500,000 shares of common stock to Mathew Evans.  Mr. Evans now controls approximately 85% of the 11,219,400 shares of common stock issued and outstanding by the Company.  Mr. Peay resigned his positions of sole officer and director, and Mr. Evans was appointed to these positions on June 13, 2008.