Form 10-Q
period 2008-06-30
WORLD TROPHY OUTFITTERS INC
filed 2008-08-14
CIK 1335950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

The number of shares outstanding of the registrant's common stock as of August 14, 2008:

Common stock, par value $.001 – 11,219,400 shares

WORLD TROPHY OUTFITTERS, INC

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

PART I   Financial Information

Item 1.  Financial Statements

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Notes to Condensed Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

11

Item 4T.  Controls and Procedures

11

PART II Other Information

Item 1.

Legal Proceedings

11

Item 1A.  Risk Factors

11

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

11

Item 3.

Defaults Upon Senior Securities

12

Item 4.

Submission of Matters to a Vote of Security Holders

12

Item 5.

Other Information

12

Item 6.

Exhibits

12

Signatures

13

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD TROPHY OUTFITTERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS	June 30,	March 31,
	2008	2008
	(Unaudited)
Current assets:
Cash	$70,263	$83,588
Prepaid expenses	1,150	1,150

Total current assets	71,413	84,738

Other assets - deferred tax asset	87	101

	$71,500	$84,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,981	$10,502

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.001 Par Value, 10,000,000 Authorized, no Shares Issued and Outstanding	-	-
Common stock; $.001 par value, 100,000,000 shares authorized, 11,219,400 shares issued and outstanding	11,219	11,219
Additional paid-in capital	80,050	80,050
Stock subscriptions receivable	—	—
Accumulated deficit	(16,932)	(16,932)
Deficit accumulated during the development stage	(18,818)	—

Total stockholders’ equity	55,519	74,337

	$71,500	$84,839

See accompanying notes to condensed financial statements

WORLD TROPHY OUTFITTERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Cumulative Amounts During Development Stage
	2008	2007
Revenues:
Sales	$—	$30,517	$—
Sales – related party	—	6,500	—

Total revenues	—	37,017	—

Cost of sales	—	29,927	—

Gross profit	—	7,090	—

General and administrative expenses	18,804	6,398	18,804

Operating income (loss)	(18,804)	692	(18,804)

Interest expense	—	217	—

Income (loss) before income taxes	(18,804)	475	(18,804)

Provision (benefit) for income taxes:
Current	—	—	—
Deferred	14	15	14

Net income (loss)	$(18,818)	$460	$(18,818)

Income (loss) per common share	$(0.00)	$0.00

Weighted average number of shares outstanding, basic and diluted	11,219,400	11,219,400

See accompanying notes to condensed financial statements

WORLD TROPHY OUTFITTERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Cumulative Amounts During Development Stage
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(18,818)	$460	$(18,818)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	14	15	14
(Increase) decrease in:
Prepaid expenses	—	250	—
Deposits	—	6,000	—
Increase (decrease) in:
Accounts payable	5,479	(90,267)	5,479
Accrued interest payable – related party	—	(79)	—

Net cash used in operating activities	(13,325)	(83,621)	(13,325)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock	—	9,300	—
Reduction in related party payable	—	(1,000)	—
Reduction in note payable – related party	—	(2,000)	—

Net cash provided by financing activities	—	6,300	—

Net increase (decrease) in cash	(13,325)	(77,321)	(13,325)

Cash, beginning of period	83,588	100,535	83,588

Cash, end of period	$70,263	$23,214	$70,263

See accompanying notes to condensed financial statements

WORLD TROPHY OUTFITTERS, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

(Unaudited)

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

During the year ended March 31, 2008, the Company sold its entire inventory of big game hunts, but has been unsuccessful in developing a profitable business.  The Company ceased its operations and became a development stage company effective April 1, 2008.  The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company.

Basis of Presentation – The interim financial information of the Company as of June 30, 2008 and for the three-month periods ended June 30, 2008 and 2007 is unaudited, and the balance sheet as of March 31, 2008 is derived from audited financial statements.  The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending March 31, 2009.  The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

NOTE 2 – GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has a limited operating history.  Effective April 1, 2008, the Company discontinued its business of selling big game hunts and is currently seeking a business opportunity.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  There is no assurance that the Company will be successful in locating a successful business opportunity or in ultimately attaining profitable operations.  The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

During the three-month periods ended June 30, 2008 and 2007, the Company paid no amounts for income taxes.

During the three months ended June 30, 2007, the Company paid $296 for interest expense.

During the three-month periods ended June 30, 2008 and 2007, the Company had no non-cash financing and investing activities.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company sold its entire inventory of big game hunts, but was unsuccessful in developing a profitable business and ceased its operations effective April 1, 2008.  The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest.  Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable.  Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale.  As of June 30, 2008 and March 31, 2008, the Company had no unrecognized accounts receivable and related sales.

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

The Company’s main product being sold has been hunting trips, which included the hunting license and guide fees.  This did not include the travel requirements, any special charter fees or obtaining government visas or other potentially required instruments to complete the hunts.  The Company attempted to resell the hunting packages at a profit or for a mark-up.  The Company provided consulting services by helping clients select an appropriate hunt.  The Company believed these consulting services were incidental to the hunting trip, and has not charged additional fees for these consulting services.  In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables”, the Company concluded that the consulting services incidental to the sale of hunting trips did not have value to the customer on a stand-alone basis requiring separate revenue recognition accounting from the hunting trip revenue.  The Company also offered other consulting services in arrangements separate from hunting trips, which are described below.

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

•

Taking video footage of the hunting expedition

•

Providing outfitters with information about improving operations

Revenues from consulting services were recognized when a written consulting agreement was executed that established the amount and scope of service to be provided, the consulting services have been performed and the Company had no additional rescission, refund or customer satisfaction requirements, and collectability of the amount billed was reasonably assured.  When a consulting agreement contained multiple deliverables, the Company reviewed the various services to be provided in accordance with EITF 00-21 to determine if individual services to be delivered should be considered a separate unit of accounting for purposes of determining revenue recognition.  The individual services would be considered a separate unit of accounting if all of the following criteria are met:

a.

The delivered item(s) has value to the customer on a standalone basis;

b.

There is objective and reliable evidence of the fair value of the undelivered item(s); and

c.

If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company.

Because the Company has only a limited operating history, it has been unable to estimate the collectability of its accounts receivable.  Accordingly, the Company recognized its revenue upon receipt of payment rather than at the time of sale.  As of June 30, 2008 and March 31, 2008, the Company had no unrecognized accounts receivable and related sales.

OPERATIONS REVIEW

For the three months ended June 30, 2008, we had no revenues as we had ceased operations.  For the three months ended June 30, 2007, we had total revenues of $37,017 from sales of hunts.  The Company purchased and resold a hunt during this period for proceeds of $30,517.  In addition, the Company sold its interest in a Marco Polo Sheep hunt to a shareholder of the Company for $6,500.

For the three months ended June 30, 2008, we had no cost of sales as we had ceased operations. Cost of sales for the three months ended June 30, 2007 consisted of the costs of a combination hunt purchased and resold during the period of $23,927, including guide and license fees, and the cost of the interest in the Marco Polo Sheep hunt of $6,000, which had been previously recorded as a deposit.

For the three months ended June 30, 2008, our general and administrative expenses were $18,804, consisting of legal, accounting and auditing, and other professional expenses totaling $18,744 and other administrative expenses of $60.  For the three-month period ended June 30, 2007, our general and administrative expenses were $6,398, consisting  of legal, accounting and auditing, and other professional expenses totaling $5,170 and other administrative expenses of $1,228.  The increase in professional fees in the fiscal year was attributed to increased audit and accounting fees.

For the three months ended June 30, 2007, we incurred interest expense of $217, consisting of interest expense on a note payable to related party of $3 and finance charges of $214.  For the three months ended June 30, 2008, we incurred no interest expense as all interest-bearing debt has been repaid.

As a result, including a deferred income tax provision of $14, we reported a net loss of $18,818 for the three months ended June 30, 2008.  Including a deferred income tax provision of $15, we reported a net income of $460 for the three months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had current assets of $71,413, consisting of cash of $70,263 and prepaid expenses of $1,150, and current liabilities of $15,981, consisting of accounts payable, resulting in working capital of $55,432.

Net cash used in operating activities for the three months ended June 30, 2008 was $13,325, compared to net cash used in operating activities of $83,621 for the three months ended June 30, 2007.  The decrease in net cash used in operating activities in the current year resulted primarily from the repayment of less trade accounts payable.

No net cash was provided by or used in investing activities during the three months ended June 30, 2008 and 2007.

No net cash was provided by or used in financing activities during the three months ended June 30, 2008.  Net cash provided by financing activities for the three months ended June 30, 2007 was $6,300, consisting of proceeds from the issuance of common stock of $9,300, partially offset by a reduction in related party payable of $1,000 and a reduction in note payable – related party of $2,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently not subject to market risks.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 1A.  RISK FACTORS

During the quarter ended June 30, 2008, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended March 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2008, the Company had no unregistered sales of equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.

    Description

31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1

Certification of  Principal Executive and Financial Officer pursuant to 18 U.S.C Section 1350 as  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

WORLD TROPHY OUTFITTERS, INC.

Dated: August 14, 2008

By: /s/ Mathew Evans

Mathew Evans

(Principal Executive and Financial Officer)

13