Form 10-Q
period 2008-09-30
WORLD TROPHY OUTFITTERS INC
filed 2008-10-21
CIK 1335950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of the registrant's common stock as of October 15, 2008:

Common stock, par value $.001 – 11,219,400 shares

WORLD TROPHY OUTFITTERS, INC

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

11

Item 4T.  Controls and Procedures

12

PART II Other Information

Item 1.

   Legal Proceedings

12

Item 1A.  Risk Factors

12

Item 2.

   Unregistered Sales of Equity Securities and Use of Proceeds

12

Item 3.

   Defaults Upon Senior Securities

12

Item 4.

   Submission of Matters to a Vote of Security Holders

12

Item 5.

   Other Information

12

Item 6.

   Exhibits

13

Signatures

13

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WORLD TROPHY OUTFITTERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS	September 30,
	2008	March 31,
	(Unaudited)	2008
Current assets:
Cash	$49,817	$83,588
Prepaid expenses	1,150	1,150

Total current assets	50,967	84,738

Other assets - deferred tax asset	72	101

	$51,039	$84,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,679	$10,502

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.001 Par Value, 10,000,000 Authorized, no Shares Issued and Outstanding	—	—
Common stock; $.001 par value, 100,000,000 shares authorized, 11,219,400 shares issued and outstanding	11,219	11,219
Additional paid-in capital	80,050	80,050
Stock subscriptions receivable	—	—
Accumulated deficit	(16,932)	(16,932)
Deficit accumulated during the development stage	(27,977)	—

Total stockholders’ equity	46,360	74,337

	$51,039	$84,839

See accompanying notes to condensed financial statements

WORLD TROPHY OUTFITTERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended September 30,		Six Months Ended September 30,		Cumulative Amounts During Development Stage
	2008	2007	2008	2007
Revenues
Sales	$—	$5,800	$—	$36,317	$—
Sales – related party	—	—	—	6,500	—

Total revenues	—	5,800	—	42,817	—

Cost of sales	—	4,210	—	34,137	—

Gross profit	—	1,590	—	8,680	—

General and administrative expenses	9,144	12,988	27,948	19,386	27,948

Operating income (loss)	(9,144)	(11,398)	(27,948)	(10,706)	(27,948)

Interest expense	—	—	—	217	—

Income (loss) before income taxes	(9,144)	(11,398)	(27,948)	(10,923)	(27,948)

Provision for income taxes - deferred	15	14	29	29	29

Net income (loss)	$(9,159)	$(11,412)	$(27,977)	$(10,952)	$(27,977)

Net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	11,219,400	11,219,400	11,219,400	11,219,400

See accompanying notes to condensed financial statements

WORLD TROPHY OUTFITTERS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,		Cumulative Amounts During Development Stage
	2008	2007

Cash flows from operating activities:
Net loss	$(27,977)	$(10,952)	$(27,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	29	29	29
(Increase) decrease in:
Prepaid expenses	—	500	—
Deposits	—	6,000	—
Increase (decrease) in:
Accounts payable	(5,823)	(90,404)	(5,823)
Accrued interest payable – related party	—	(79)	—

Net cash used in operating activities	(33,771)	(94,906)	(33,771)

Cash flows from investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock	—	9,300	—
Reduction in related party payable	—	(1,000)	—
Reduction in note payable – related party	—	(2,000)	—

Net cash provided by financing activities	—	6,300	—

Net increase (decrease) in cash	(33,771)	(88,606)	(33,771)

Cash, beginning of period	83,588	100,535	83,588

Cash, end of period	$49,817	$11,929	$49,817

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

Basis of Presentation – The interim financial information of the Company as of September 30, 2008 and for the three-month and six-month periods ended September 30, 2008 and 2007 is unaudited, and the balance sheet as of March 31, 2008 is derived from audited financial statements.  The accompanying condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the six months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending March 31, 2009.  The unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2008.

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

NOTE 3 – SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

During the six-month periods ended September 30, 2008 and 2007, the Company paid no amounts for income taxes.

During the six months ended September 30, 2007, the Company paid $296 for interest expense.

During the six-month periods ended September 30, 2008 and 2007, the Company had no non-cash financing and investing activities.

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60”, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, SFAS No. 141R, “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Subsidiaries”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Company has been attempting to locate a merger candidate. The Company has been negotiating with an operating entity regarding a possible Share Exchange Agreement in which the operating entity would acquire control. If a Share Exchange Agreement is executed, the Company will file the Agreement along with the appropriate financials on Form 8-K.

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

Accounts Receivable

Accounts receivable are amounts due on hunting permit sales (see “Revenue Recognition” below), are unsecured, and do not bear interest.  Because the Company has only a limited operating history, it is unable to estimate the collectibility of its accounts receivable.  Accordingly, the Company is recognizing its revenue upon receipt of payment rather than at the time of sale.  As of September 30, 2008 and March 31, 2008, the Company had no unrecognized accounts receivable and related sales.

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

Because the Company has only a limited operating history, it has been unable to estimate the collectability of its accounts receivable. Accordingly, the Company recognized its revenue upon receipt of payment rather than at the time of sale.  As of September 30, 2008 and March 31, 2008, the Company had no unrecognized accounts receivable and related sales.

OPERATIONS REVIEW

For the three months and six months ended September 30, 2008, we had no revenues as we had ceased operations.  For the three months ended September 30, 2007, we had total revenues of $5,800 from the resale of taxidermy services, which we purchased at a cost of $4,210.  For the six months ended September 30, 2007, we had total revenues of $42,817, $37,017 from sales of hunts and $5,800 from the resale of taxidermy services.  The Company purchased and resold a hunt during this period for proceeds of $30,517.  In addition, the Company sold its interest in a Marco Polo Sheep hunt to a shareholder of the Company for $6,500.

For the three months and six months ended September 30, 2008, we had no cost of sales as we had ceased operations. Cost of sales for the three months ended September 30, 2007 consisted of the $4,210 cost of taxidermy services we resold.  Cost of sales for the six months ended September 30, 2007 was $34,137, consisting of the costs of a combination hunt purchased and resold during the period of $23,927, including guide and license fees, the cost of the interest in the Marco Polo Sheep hunt of $6,000, which had been previously recorded as a deposit, and the cost of taxidermy of $4,210.

For the three months ended September 30, 2008, our general and administrative expenses were $9,144, consisting of legal, accounting and auditing, and other professional expenses.  For the six months ended September 30, 2008, our general and administrative expenses were $27,948, consisting of legal, accounting and auditing, and other professional expenses of $27,923 and other administrative expenses of $25.  For the three-month period ended September 30, 2007, our general and administrative expenses were $12,988, consisting  of legal, accounting and auditing expenses totaling $12,493 and other administrative expenses of $495.  For the six months ended September 30, 2007, our general and administrative expenses were $19,386, consisting of legal, accounting and auditing, and other professional expenses of $17,663 and other administrative expenses of $1,723.  The increase in professional fees in the current fiscal year was attributed to increased audit and accounting fees.

For the six months ended September 30, 2007, we incurred interest expense of $217, consisting of interest expense on a note payable to related party of $3 and finance charges of $214.  For the three months and six months ended September 30, 2008, we incurred no interest expense as all interest-bearing debt has been repaid.

As a result, including a deferred income tax provision of $15, we reported a net loss of $9,159 for the three months ended September 30, 2008.  Including a deferred income tax provision of $29, we reported a net loss of $27,977 for the six months ended September 30, 2008.  Including a deferred income tax provision of $14, we reported a net loss of $11,412 for the three months ended September 30, 2007.  Including a deferred income tax provision of $29, we reported a net loss of $10,952 for the six months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had current assets of $50,967, consisting of cash of $49,817 and prepaid expenses of $1,150, and current liabilities of $4,679, consisting of accounts payable, resulting in working capital of $46,288.

Net cash used in operating activities for the six months ended September 30, 2008 was $33,771, compared to net cash used in operating activities of $94,906 for the six months ended September 30, 2007.  The decrease in net cash used in operating activities in the current year resulted primarily from the repayment of less trade accounts payable.

No net cash was provided by or used in investing activities during the six months ended September 30, 2008 and 2007.

No net cash was provided by or used in financing activities during the six months ended September 30, 2008.  Net cash provided by financing activities for the six months ended September 30, 2007 was $6,300, consisting of proceeds from the issuance of common stock of $9,300, partially offset by a reduction in related party payable of $1,000 and a reduction in note payable – related party of $2,000.

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

The Company has been attempting to locate a merger candidate. The Company has been negotiating with an operating entity regarding a possible Share Exchange Agreement in which the operating entity would acquire control. If a Share Exchange Agreement is executed, the Company will file the Agreement along with the appropriate financials on Form 8-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently not subject to market risks.

The Company has been attempting to locate a merger candidate. The Company has been negotiating with an operating entity regarding a possible Share Exchange Agreement in which the operating entity would acquire control. If a Share Exchange Agreement is executed, the Company will file the Agreement along with the appropriate financials on Form 8-K.  There is no firm letter of intent or agreement of any kind regarding the potential acquisition and the Company has no assurance the parties will come to suitable terms or consummate an acquisition.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer (one person), carried out an evaluation of the effectiveness of our disclosure controls and procedures as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our chief executive officer and chief financial officer (one person) concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer (one person), as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

During the quarter ended September 30, 2008, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended March 31, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, the Company had no unregistered sales of equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

REGISTRANT

WORLD TROPHY OUTFITTERS, INC.

Dated: October 20, 2008

By: /s/ Mathew Evans

Mathew Evans

Chief Executive Officer and Chief Financial Officer

(Principal Executive and Principal Financial and Accounting Officer)

13