Form 10-Q
period 2008-12-31
WORLD TROPHY OUTFITTERS INC
filed 2009-02-17
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-128532

CHISEN ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2190950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Jingyi Road, Changxing Economic Development Zone, Changxing, Zhejiang Province,
The People’s Republic of China
(Address of principal executive offices)

(011) 0572-6267666
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 16, 2009, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	F-i

ITEM 1. FINANCIAL STATEMENTS	F-i

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	19

PART II OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	21

SIGNATURES	25

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F- 1 – F- 2

Unaudited Condensed Consolidated Balance Sheets	F- 3 – F- 4

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity	F- 5

Unaudited Condensed Consolidated Statements of Cash Flows	F- 6 – F- 7

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F- 8 – F- 28

F-i

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
Period ended from 1 April 2008 to 31 December 2008

		(Unaudited) Three months ended December 31,		(Unaudited) Nine months ended December 31,
		2008	2007	2008	2007
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:

Net sales to third parties		23,421	17,338	81,234	44,535

Cost of sales		(18,998)	(14,050)	(65,713)	(36,403)

Gross income		4,423	3,288	15,521	8,132

Operating expenses:

Sales, marketing and distribution		(1,328)	(1,163)	(3,770)	(2,772)
General and administrative		(1,006)	(479)	(2,600)	(1,090)

Operating income		2,089	1,646	9,151	4,270

Other income, net		70	248	363	498
Interest income		24	4	173	11
Interest expense		(243)	(117)	(776)	(426)

Income before income taxes		1,940	1,781	8,911	4,353

Income taxes expenses	4	(315)	-	(1,594)	-

Net income		1,625	1,781	7,317	4,353

Other comprehensive (loss) income
Foreign currency translation adjustment		(6)	163	258	258

Comprehensive income		1,619	1,944	7,575	4,611

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
Period ended from 1 April 2008 to 31 December 2008

	Shares	Shares	Shares	Shares

Earnings per share
Weight average number of common stock outstanding
- basic and diluted	50,000,000	50,000,000	50,000,000	50,000,000

	US$	US$	US$	US$

Net income per share of common stock
- basic and diluted	0.03	0.04	0.15	0.09

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2008 and March 31, 2008

		(Unaudited)
		As of December 31, 2008	As of March 31, 2008
	Note	US$’000	US$’000

ASSETS

Current assets:

Cash and cash equivalents		5,976	786
Restricted bank balances	5	10,942	6,408
Other financial assets	6	1,054	5,035
Accounts receivable, net		27,413	15,476
Other receivables		384	453
Prepayment		2,211	333
Due from related parties	13(b)	277	1,242
Inventories	7	19,141	12,293

Total current assets		67,398	42,026

Available-for-sale financial assets		877	856
Long-term land lease prepayments, net		611	496
Property, plant and equipment, net	8	4,710	4,102

Total assets		73,596	47,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable		10,436	6,070
Notes payable	9	21,884	-
Accrued expenses and other accrued liabilities		3,565	3,389
Due to related parties	13(b)	2,249	6,812
Income taxes payable		222	118
Bank borrowings and other loans	10	17,508	21,361
		55,864	37,750
Total current liabilities

Non-current liabilities:
Deferred tax liabilities	4(c)	457	-
Government subsidies	11	197	227
		654	227

Total liabilities		56,518	37,977

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2008 and March 31, 2008

		(Unaudited)
		As of December 31, 2008	As of March 31, 2008
	Note	US$’000	US$’000

Commitments and contingencies	14	-	-

Shareholders’ equity:

Preferred stock, US$0.001 per value each: 10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each: 100,000,000 shares authorized 50,000,000 shares issued and outstanding	1	50	50
Additional paid-in capital		144	144
Statutory reserves	12	921	71
Accumulated other comprehensive income		928	670
Retained earnings		15,035	8,568

Total shareholders’ equity		17,078	9,503

Total liabilities and shareholders’ equity		73,596	47,480

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity
Period ended from 1 April 2008 to 31 December 2008

					Accumulated
	Common stock issued		Additional		other
	Number		paid-in	Statutory	comprehensive	Retained
	of shares	Amount	capital	reserves	income	earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2007	50,000,000	50	144	-	61	1,938	2,193
Net income	-	-	-	-	-	6,701	6,701
Transfer to statutory reserves	-	-		71		(71)	-
Foreign currency translation adjustment	-	-	-	-	609	-	609

Balance as of March 31, 2008	50,000,000	50	144	71	670	8,568	9,503
Net income	-	-	-	-	-	7,317	7,317
Transfer to statutory reserves	-	-	-	850		(850)	-
Foreign currency translation adjustment	-	-	-	-	258	-	258

Balance as of December 31, 2008 (Unaudited)	50,000,000	50	144	921	928	15,035	17,078

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows
Nine months ended 31 December 2008 and 2007

	(Unaudited) Nine months ended December 31,
	2008	2007
	US$’000	US$’000
Cash flows from operating activities
Net income	7,317	4,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	328	181
Written off of property, plant and equipment	10	-
Amortization of long-term land lease prepayments	43	7
Exchange differences	(333)	175
Provision for warranty costs	(305)	(123)
Government grant recognized	(35)	-
Investment income from available-for-sale financial assets	-	(79)
Deferred taxation	457	-
Changes in assets and liabilities:
Other financial assets	4,105	328
Accounts receivable, net	(11,557)	(5,415)
Other receivables	80	(147)
Prepayment	(1,869)	(337)
Inventories, net	(6,546)	(4,440)
Accounts payable	4,217	2,232
Notes payable	21,884	(136)
Accrued expenses and other accrued liabilities	428	66
Income taxes payable	104	-

Net cash provided by (used in) operating activities	18,328	(3,335)

Cash flows from investing activities

Acquisition of available-for-sale financial assets	-	(740)
Purchase of property, plant and equipment	(911)	(828)
Additions of long-term land lease prepayments	(113)	(67)
Investment in restricted bank balances, net	(4,377)	(2,598)

Net cash used in investing activities	(5,401)	(4,233)

Cash flows from financing activities

Advanced from related parties, net	(3,735)	(931)
Proceeds from short-term bank loans	17,508	15,039
Repayment of short-term bank loans	(21,885)	(4,785)

Net cash (used in) provided by financing activities	(8,112)	9,323

Net increase in cash and cash equivalents	4,815	1,755

Cash and cash equivalents, beginning of period	786	719
Effect on exchange rate changes	375	-

Cash and cash equivalents, end of period	5,976	2,474

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Statements of Cash Flows
Nine months ended 31 December 2008 and 2007

	(Unaudited) Nine months ended December 31,
	2008	2007
	US$’000	US$’000

Supplemental disclosure of cash flow information
Interest received	712	424
Interest paid	173	11
Tax paid	1,037	-

Non-cash investing activity
Purchase of property, plant and equipment recorded as payable to contractors	31	44

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Chisen Electric Corporation (“Chisen Electric”), formerly known as World Trophy Oufitters, Inc., was formed as a Nevada corporation on January 13, 2005. Its common stocks are currently trading on the Over-The-Counter Bulletin Board of NASDAQ.

Chisen Electric is an investment holding company with no operation. The principal activities of its subsidiaries (together with Chisen Electric, collectively referred as “the Company”) are manufacture and sales of sealed lead-acid battery products and investment holding.

Details of Chisen Electric’s subsidiary as of December 31, 2008 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Changxing Chisen Battery Co., Limited (“Changxing Chisen”) *	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead- acid battery products

*	This is direct translation of name in Chinese for identification purpose only and is not the official name in English.

On November 12, 2008, Chisen Electric entered into a Share Exchange Agreement (“Exchange”) with Fast More, Cheer Gold Development Limited (“Cheer Gold”) and Floster Investment Limited (Floster Investment Limited and together with Cheer Gold, the “Stockholders”) whereby Chisen Electric acquired all of the issued and outstanding common stock of Fast More from the Stockholders in exchange for the issuance by Chisen Electric to the Stockholders of an aggregate 35,000,000 newly-issued shares of Chisen Electric’s common stock, par value of US$0.001 each, representing 70% of Chisen Electric’s common stock issued and outstanding upon completion of the share exchange (the “Share Exchange Transaction”).

Prior to the closing of the Share Exchange Transaction, Chisen Electric implemented a 3 for 1 forward stock split, resulting to the increase of Chisen Electric’s common stock issued and outstanding from 11,219,400 shares to 33,658,200 shares, immediately before the completion of the Share Exchange Transaction.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Upon the Completion of the Share Exchange Transaction (including, but not limited to, the cancellation of the 18,658,200 shares of Chisen Electric’s common stock concurrent and simultaneous with the consummation of the Share Exchange Agreement) on November 12, 2008, there were 50,000,000 shares of Chisen Electric’s common stock issued and outstanding.

The acquisition by Chisen Electric of Fast More is deemed to be a reverse acquisition in accordance with generally accepted accounting principles. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, Chisen Electric (the legal acquirer) is considered the accounting acquiree and Fast More (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the consolidated entity will in substance be those of Fast More, with the assets and liabilities, and revenues and expenses, of Chisen Electric being included effective from the date of completion of Share Exchange Transaction. Chisen Electric is deemed to be a continuation of business of Fast More. The outstanding common stock of Chisen Electric prior to the Share Exchange Transaction will be accounting for at their net book value and no goodwill will be recognized.

In order to rationalize the corporate structure and prepare for the Share Exchange Transaction, Fast More and Changxing Chisen (collectively referred to as “the Fast More Group”) underwent a reorganization (“Reorganization”). On February 16, 2008, Fast More acquired the 51%, 9% and 40% equity interest in Changxing Chisen from Mr. Xu Ke Cheng, Mr. Xu Ke Yong and BEME International Co., Limited at a consideration of RMB6,502,500 (equivalent to USD926,000), RMB1,147,500 (equivalent to USD164,000) and RMB5,100,000 (equivalent to USD726,000) respectively. Upon the completion of the transactions, Changxing Chisen became a wholly-owned subsidiary of Fast More.

Since the ultimate beneficial owner of the companies now comprising the Fast More Group was, all the time prior to the completion of the Reorganization, Mr. Xu Ke Cheng, the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. Hence, the consolidation has been accounted for at historical cost and prepared on the basis as if the Reorganization had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentations
The unaudited condensed consolidated financial statements of the Company have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of December 31 December 2008 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 23, 2008 for the year ended March 31, 2008, together with the audited consolidated financial statements and accompanying notes in respect of Fast More Limited for the year ended March 31, 2008 included in the Chisen Electric’s Form-8K filed on November 12, 2008 in connection with the Exchange as mentioned in Note 1 above. The results of operations for the three and nine months ended December 31, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with USGAAP which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of consolidation
The consolidated financial statements include the financial information of Chisen Electric and its subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue recognition
Operating revenue represents sale of goods at invoiced value to customers, net of returns, discounts and value-added tax (“VAT”), and is recognized when goods are delivered to customers, the significant risks and rewards of ownership of goods have been transferred to customers, the sales price to the customers is fixed or determinable and the collectability of consideration is reasonably assured.

Costs related to shipping and handling are included in selling, marketing and distribution expenses.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development
All costs of research and development activities are generally expensed as incurred. Research and development costs were US$26,000 and US$4,000 for the three months ended December 31, 2008 and 2007 respectively, and US$102,000 and US$30,000 for the nine months ended December 31, 2008 and 2007 respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as sales, marketing and distribution costs as incurred. Advertising costs were US$71,000 and US$59,000 for the three months ended December 31, 2008 and 2007 respectively, and US$196,000 and US$126,000 the nine months ended December 31, 2008 and 2007 respectively.

Retirement plan costs
Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee services are provided. Retirement plan costs were US$33,000 and US$9,000 for the three months ended December 31, 2008 and 2007 respectively, and US$98,000 and US$27,000 for the nine months ended December 31, 2008 and 2007 respectively.

Income taxes

The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current period.

A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the period from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Available-for-sale financial assets
The Company’s available-for-sale financial assets consist of investment in unlisted equity securities and are recorded at cost.

The Company periodically assesses whether its investment in non-marketable equity securities are impaired and if any impairment is other than temporary. Factors considered in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, the Company’s ability and intent to hold the investment until recovery and overall economic conditions. A decline in value of these securities below cost that is deemed to be other than temporary results in an impairment charge to earnings that reduces the carrying amount of the securities to fair value establishing a new cost basis.

Property, plant and equipment (“PPE”) and long-term land lease prepayments

PPE are stated at cost less accumulated depreciation, and include expenditure that substantially increases the useful lives of existing assets.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

Depreciation is provided, on a straight-line basis, to write off the cost less accumulated impairment losses of each PPE item at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values as follows:

Buildings	20 years

Furniture, fixtures and office equipment	10 years

Motor vehicles	5 years

Plant and machinery	10 years

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other net income.

Construction-in-progress consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Long-term land lease prepayments are amortized on a straight-line basis over the term of lease.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets
Long-lived assets are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Inventories
Inventories are stated at the lower of cost and market. Cost, which comprises all costs of purchase and, where applicable, costs of conversion and other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average costing method. The Company estimates the market price of its inventories with reference to the net realizable value based upon current market conditions and historical experience. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory, and which are charged to cost of goods sold.

Accounts receivables and allowance for doubtful accounts
The allowance for the risk of non-collection of trade accounts receivable takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$6,000 as of December 31, 2008.

Cash and cash equivalents
Cash represents cash on hand and deposits with financial institutions which are repayable on demand. Cash equivalents represent short-term, highly liquid investments purchased with an original maturity of three months or less, which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

Foreign currency translation
Items included in the financial statements of each of the Company’s entities, including the Chisen Electric and its subsidiary, are measured using Renminbi (“RMB”), the currency of the primary economic environment in which the entity operates (“functional currency”). The consolidated financial statements are presented in United States Dollars (“US$”), which is the Company’s presentation currency.

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognised in the statement of operations.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation (Continued)
On consolidation, the results and financial position of all the group entities that have a functional currency different from the presentation currency are translated as follows:

(a)	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

(b)	income and expenses for each statement of operations are translated at average exchange rates;

(c)	all resulting exchange differences are recognised as a separate component of equity.

Fair value of financial instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

The Company’s financial instruments include restricted bank balances, other financial assets, accounts and other receivables/payables, prepayments and short-term bank borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of the Company’s unearned portion of government grants are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The fair value of these non-current financial instruments was not materially different from their carrying value as of December 31, 2008.

Warranty
Estimated warranty costs are recognized at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company use historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs while are reviewed periodically in light of actual experience. The reconciliation of the changes in the warranty obligation is as follows:

	(Unaudited) Three months ended December 31,		(Unaudited) Nine months ended December 31,
	2008	2007	2008	2007
	US$’000	US$’000	US$’000	US$’000

Beginning balance	114	479	413	220

Accrual for warranties issued during the period	36	38	172	405

Settlement made during the period	(42)	(175)	(477)	(283)

Closing balance	108	342	108	342

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Government subsidies
Government subsidies are recognized as income over the periods necessary to match them with the related costs. Subsidies related to expense items are recognized in the same period as those expenses are charged in the consolidated statements of operations and other comprehensive income and are reported separately as other income.

Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses respectively on the straight-line basis over the lease term.

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Earnings per share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and nine months ended December 31, 2008 and 2007.

Recently issued accounting standards
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAC No. 162 on the Company’s financial statements.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting standards (Continued)

On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees- An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual and interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

On October 10, 2008, the FASB issued a FASB staff position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active. Besides, the FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No.157, amending SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, until fiscal years beginning after November 15, 2008, and interim period within these fiscal years. The adoption of these new pronouncements does not have a material impact on the Company’s financial statements.

3.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	(Unaudited) Three months ended December 31,				(Unaudited) Nine months ended December 31,
	2008		2007		2008		2007

Major customers with revenues of more than 10% of the Company’s sales

Sales to major customers	US$	11,495,000	US$	10,767,000	US$	44,580,000	US$	24,828,000

Percentage of sales		49%		62%		55%		56%

Number		1		1		1		2

Major suppliers with purchases of more than 10% of the Company’s purchases

Purchases from major suppliers	US$	5,790,000	US$	9,030,000	US$	22,563,000	US$	16,790,000

Percentage of purchases		29%		85%		29%		39%

Number		2		5		2		3

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

3.	OPERATING RISKS (CONTINUED)

(a)	Concentration of major customers and suppliers (Continued)

Accounts receivable related to the Company’s major customers for the three and nine months ended December 31, 2008 comprised 84% of all account receivables as of December 31, 2008.

Accounts payable related to the Company’s major suppliers for the three months ended December 31, 2008 comprised 10% of all account payables as of December 31, 2008.

Accounts payable related to the Company’s major suppliers for the nine months ended December 31, 2008 comprised 18% of all account payables as of December 31, 2008.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regards to the related receivables.

(b)	Country risks

Chisen Electric’s major subsidiary has operation conducted in the PRC. Accordingly, its business, financial condition and result of operation maybe influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The operation in the PRC is subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange and remittance restrictions. The Company’s results maybe adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, inter alia. The management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

3.	OPERATING RISKS (CONTINUED)

(c)	Cash and time deposits

The Company mainly maintains its cash balances with various banks located in the PRC. In common with local practice, such amounts are not insured or otherwise protected should the financial institutions be unable to meet their liabilities. There has been no history of credit losses. There are neither material commitment fees nor compensating balance requirements for any outstanding loans of the Company.

4.	INCOME TAXES

Chisen Electric had a net operating loss carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating loss carry-forwards are severely limited when Chisen Electric experiences a change in control. Therefore, following the Exchange as mentioned in Note 1 in November 2008, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because Chisen Electric believes that it is more likely than not that the carry-forwards will finally expire and therefore cannot be used. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Chisen Electric’s subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity domiciles and operates.

Hong Kong Profits Tax has not been provided as Fast More had no assessable profit for the period.

Changxing Chisen is subject to state and local enterprise income taxes in the PRC at a standard rate of 30% and 3%, respectively, up to December 31, 2007.

Pursuant to the Income Tax Law for Foreign Invested Enterprises and Foreign Owned Enterprise of the PRC which was abolished on January 1, 2008, Changxing Chisen was eligible to enjoy a preferential enterprise income tax rate of 26.4%. Changxing Chisen received official designation by the local tax authority as a foreign-invested enterprise engaged in manufacturing activities and is confirmed by the local tax authority that it is exempted from enterprise income tax for two years commencing from the first profitable year in 2006, followed by a 50% reduction for the next three years. These tax incentives shall continue to be in force up to December 31, 2010 notwithstanding the new Enterprise Income Tax Law (the “New EIT Law”) as mentioned below.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

4.	INCOME TAXES (CONTINUED)

In March 2007, the National People’s Congress enacted the New EIT Law, which became effective on January 1, 2008. In December 2007, the State Council promulgated the “Implementation Regulations to the EIT Law and the Notice to Enterprise Income Tax Transition Incentive Policy”, which also became effective on January 1, 2008.

Under those laws and regulations, a unified income tax rate of 25% will apply to all domestic and foreign invested enterprises, unless they qualify for special tax benefits under certain limited exceptions. The applicable income tax for the PRC Subsidiary will be 25% for year 2008 onwards. Since the deferred tax assets and deferred tax liabilities shall be measured at the tax rates that are expected to apply to the periods when the asset is realized or the liability is settled, the change in the applicable tax rate will affect the determination of the carrying values of deferred tax assets and deferred tax liabilities of the PRC Subsidiaries. The Company recognizes the deferred tax balances based on their best estimation on the effects of the New EIT Law and will continue to evaluate the impact on its operating results and financial positions of future periods as more detailed rules and other related regulations are announced.

Dividends payable by a foreign invested enterprise to its foreign investors in Hong Kong are subject to a 5% withholding tax.

(a)	Income tax expenses are comprised of the following:

	(Unaudited) Three months ended December 31,		(Unaudited) Nine months ended December 31,
	2008	2007	2008	2007
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:

For the period	232	-	1,137	-

Deferred taxes arising in the PRC:

For the period	83	-	457	-

	315	-	1,594	-

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

4.	INCOME TAXES (CONTINUED)

Subject to the provision of FIN 48, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of December 31 2008 and March 31, 2008, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of December 31, 2008 and March 31, 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three and nine months ended December 31, 2008 and 2007, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2007: 33%) is as follows:

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

	(Unaudited) Three months ended December 31,		(Unaudited) Nine months ended December 31,
	2008	2007	2008	2007
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	483	553	2,235	1,440

Effect on tax incentives / holiday	(235)	(553)	(1,103)	(1,440)

Non-deductible items	55	-	117	-

Withholding tax	83		457

Others	(71)	-	(112)	-

Income tax expenses	315	-	1,594	-

(c)	Components of net deferred tax liabilities were as follows:

	(Unaudited)
	As of December 31,	As of March 31,
	2008	2007

	US$’000	US$’000

Withholding tax	457	-

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity between three and twelve months. As of December 31, 2008, all restricted bank balances were pledged for the issue of notes payable as disclosed in Note 9 below. As of March 31, 2008, all restricted bank balances were pledged to secure bills financing as set out in Note 10 below.

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of accounts receivable balances. As of December 31, 2008 and March 31, 2008, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

7.	INVENTORIES, NET

Inventories consisted of the followings:

	(Unaudited)
	As of December 31,	As of March 31,
	2008	2008
	US$’000	US$’000

Raw materials	2,664	1,283
Work-in-progress and semi-finished goods	10,707	4,796
Finished goods	5,770	6,214

	19,141	12,293

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	(Unaudited)
	As of December 31,	As of March 31,
	2008	2008
	US$’000	US$’000

Buildings	2,619	2,213
Plant and machinery	2,089	1,545
Motor vehicles	780	598
Furniture, fixtures and office equipment	351	215
Construction-in-progress	48	362

	5,887	4,933

Accumulated depreciation	(1,177)	(831)

	4,710	4,102

Depreciation expenses were US$122,000 and US$67,000 for the three months ended December 31, 2008 and 2007 respectively, and US$328,000 and US$181,000 for the nine months ended December 31, 2008 and 2007 respectively.

The Company has pledged certain buildings and machineries as collaterals against general banking facilities granted to the PRC Subsidiary. Details of which are disclosed in Note 10.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

9.	NOTES PAYABLE

All notes payable were interest-free notes, repayable within six months from date of issue and fully collateralized by restricted bank balances as set out in Note 5 and certain land use rights and buildings as set out in Note 10(i) below.

10.	BANK BORROWINGS AND OTHER LOANS

Bank borrowings and other loans comprise of the followings:

		(Unaudited)
		As of December 31,	As of March 31,
	Note	2008	2008
		US$’000	US$’000

Short-term bank loans	(i)	16,049	8,544
Bills financing		-	12,817
Short-term loan from a third party	(ii)	1,459	-

		17,508	21,361

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by land use rights and buildings of the Company with carrying values as follows:

	(Unaudited)
	As of December 31,	As of March 31,
	2008	2008
	US$’000	US$’000

Land use rights	611	119
Buildings	2,143	595

	2,754	714

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

10.	BANK BORROWINGS AND OTHER LOANS (CONTINUED)

(i)	Short-term bank loans (Continued)

Various parties have also issued guarantee against these short-term bank loans, which are set out in Note 13(d) below.

The weighted average annual interest rates of the short-term bank loans were 7.42% as of December 31, 2008 respectively.

(ii)	Short-term loan from a third party

The amount due is unsecured, interest-free and due within 12 months.

11.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment for an equivalent amount, of which approximately US$12,000 and US$35,000 were credited to the statement of operations for the three and nine months ended December 31, 2008 respectively.

12.	DISTRIBUTION OF INCOME

As stipulated by the relevant laws and regulations for Sino-foreign joint enterprises in the PRC, Changxing Chisen is required to maintain certain statutory reserves, which include a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The statutory reserves are to be appropriated from statutory net income as stipulated by statute or by the board of directors of a subsidiary and recorded as a component of shareholders' equity.

However, upon completion of the Reorganization as detailed in Note 1, Changxing Chisen became wholly owned foreign-invested enterprises when all of their equity interest have been acquired by the Company and are required by relevant laws and regulation to transfer at least 10% of their after-tax profit determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve until such reserve balance reaches 50% of Changxing Chisen’s registered capital.

For the year ended March 31, 2008, the Company transferred US$71,000 to the statutory reserve. The reserve balance had already reached 50% of Changxing Chisen’s registered capital as at March 31, 2008.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

12.	DISTRIBUTION OF INCOME (CONTINUED)

In December 31, 2008, Changxing Chisen’s registered capital was increased to USD 7,273,000. Accordingly, the Company transferred US$850,000 out of the after-tax profit to the statutory reserve for the nine months period ended December 31, 2008.

The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of Changxing Chisen.

13.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Existing relationships with the Company

Mr. Xu Ke Cheng	A beneficial owner of the Company with substantial interest and a director of Changxing Chisen

Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of the directors of Changxing Chisen

Mr. Xu Ke Yong	A close family member of the directors of Changxing Chisen

Ms. Zhou Fang Qin	Spouse of a director of Changxing Chisen

Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a beneficial owner of the Company with substantial interest

Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by a director of Changxing Chisen

Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”)*	A company controlled by a director of Changxing Chisen

Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A Company controlled by a close family member of the directors of Changxing Chisen

*	These are direct translation of name in Chinese for identification purpose only and are not official names in English.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:

		(Unaudited)
		As of December 31,	As of March 31,
		2008	2008
	Note	US$’000	US$’000
Due from related parties:
Ms. Zhou Fang Qin		-	167
Chisen Glass		277	178
Ruilang electronic		-	897

		277	1,242

		(Unaudited) As of December 31,	As of March 31,
		2008	2008
		US$’000	US$’000
Due to related parties:
Mr. Xu Ke Cheng	(ii)	1,604	5,127
Mr. Xu Ke Yong		25	24
Ms. Zhou Fang Qin		6	-
Ruilang electronic		-	163
Xinguangyuan		-	912
Ai Ge Organism		601	-
Nuo Wan Te Ke		13	586

		2,249	6,812

(i)	Except for the amount due to Mr. Xu Ke Cheng as disclosed in Note (ii) below, all amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(ii)
As at December 31, 2008, the amount due to Mr. Xu Ke Cheng is unsecured, interest-free and repayable within on demand. As at December 31, 2007, the amount due to Mr. Xu Ke Cheng is unsecured, interest-free and repayable on or before December 31, 2008.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

Name of related party	Nature of transactions	(Unaudited) Three months ended December 31,		(Unaudited) Nine months ended December 31,
		2008	2007	2008	2007
		US$’000	US$’000	US$’000	US$’000

Chisen Glass	Purchase of glass products	-	-	-	174
	Acquisition of motor vehicle	-	-	160	-
	Acquisition of available-for-sales financial assets	-	-	-	393
Nuo Wan Te Ke	Purchase of glass products	-	-	-	1,074

(d)	Other arrangements:

．	As of December 31, 2008, US$8,754,000 of the Company’s short-term bank loans was secured by a guarantee provided by Xinguangyuan and Mr. Xu Ke Cheng.

．
As of December 31, 2008, Xinguangyuan and Mr. Xu Ke Cheng provided guarantees, in aggregate, amounting to US$5,835,000 in addition to the restricted bank balances of the Company to secure the bill financing of the Company.

．	As of December 31, 2008, US$4,815,000 of the Company’s short-term bank loans was secured by a guarantee provided by Chisen Glass.

．	As of December 31, 2008, US$2,480,000 of the Company’s short-term bank loans was secured by land use right owned by Ruilang electronic.

．
As of December 31, 2008, Chisen Glass, Mr. Xu Ke Cheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$10,213,000 in addition to the restricted bank balances and the land use rights and buildings of the Company to secure the notes payable of the Company.

．
As of December 31, 2008, Xinguangyuan provided guarantees, in aggregate, amounting to US$2,918,000 in addition to the restricted bank balances and the land use rights and buildings of the Company to secure the notes payable of the Company.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements (continued):

．
As of December 31, 2008, Chisen Glass and Mr. Xu Ke Cheng provided guarantees, in aggregate, amounting to US$2,918,000 in addition to the restricted bank balances of the Company to secure the notes payable of the Company.

14.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leases certain office premises under non-cancelable operating leases. Rental expenses under operating leases for the three and nine months ended December 31, 2008 was USD84,000 and US$141,000 respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2008:

(Unaudited)
US$’000

Within one year	183
One to two year	189
Two to three year	199
Three to four year	208
Four to five year	125
Above five year	-

904

(b)	Capital commitments

As of December 31, 2008, the Company had no material capital expenditure commitments for construction projects and purchase of machineries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of our financial condition and results of operations of Chisen Electric Corporation (f/k/a World Trophy Outfitters, Inc. and hereinafter the “Registrant”) is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Exchange Agreement

On November 12, 2008 (the “Closing Date”), World Trophy Outfitters, Inc. (“World Trophy”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fast More Limited, a Hong Kong investment holding company (“Fast More”), Cheer Gold Development Limited, a company organized under the laws of Samoa (“Cheer Gold”) and Floster Investment Limited, a company organized under the laws of Samoa (“Floster” and together with Cheer Gold, the “Stockholders”). As a result of the share exchange, World Trophy acquired all of the issued and outstanding securities of Fast More from the Stockholders in exchange for Thirty-Five Million (35,000,000) newly-issued shares of World Trophy’s common stock, par value $0.001 per share (“Common Stock”), of which Thirty-Two Million Nine Hundred Thousand (32,900,000) shares were issued to Cheer Gold and Two Million One Hundred Thousand (2,100,000) shares were issued to Floster. As of the Closing Date, the Stockholders collectively beneficially own seventy percent (70%) of the voting capital stock of World Trophy, 65.8% of which is owned by Cheer Gold and 4.2% of which is owned by Floster. As a result of the Exchange, Fast More became a wholly-owned subsidiary of World Trophy.

Effective February 2, 2009, World Trophy amended its Articles of Incorporation to change its name from “Word Trophy Outfitters, Inc.” to “Chisen Electric Corporation”. The following is disclosure regarding the Registrant, Fast More and Fast More’s wholly-owned and chief operating subsidiary, Changxing Chisen Electric Co., Ltd. (“Chisen” and together with Fast More and the Registrant, the “Company”), the principal business activities of which consist of the manufacture and sale of sealed lead-acid battery products primarily in the electric bicycle market.

Prior Operations of World Trophy

World Trophy was formed as a Nevada corporation on January 13, 2005, and has been in the business of selling big game hunting packages to high end clients who sought to hunt with the top tier big game outfitters.  Its main product sold was hunting trips, which included the hunting license and guide fees.  World Trophy purchased and resold several hunting trips, selling them at a profit or for a mark-up. World Trophy also provided incidental advisory services to purchasers of hunting trips by helping these clients select an appropriate hunt, with no additional fees charged for these services.

During the year ended March 31, 2008, World Trophy sold its entire inventory of big game hunts, but has been unsuccessful in developing a profitable business.  World Trophy ceased its operations and became a development stage company effective April 1, 2008. Prior to the Exchange, World Trophy focused its efforts on seeking a business opportunity and had been in the process of locating and negotiating with business entities for the merger of a target company into World Trophy.

The Registrant’s Common Stock is currently traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “WTRY”. Immediately prior to the Exchange, World Trophy was considered a “blank check” development stage company with US$51,039 in assets and a net loss of US$(27,977) for the three (3) months ended September 30, 2008.  On the Closing Date, the Company did not have any liabilities.

Current Operations of the Company

Fast More

Fast More is an investment holding company incorporated in Hong Kong on December 17, 2007 with limited liability. Chisen was founded in Huzhou, Zhejiang Province, The People’s Republic of China (also referred to herein as the “PRC”) in 2002 with registered capital of RMB1,000,000 (approximately US$124,452). On December 4, 2008, it resolved to increase the registered capital from RMB 1,000,000 to RMB 50,000,000 (approximately US$7,353,000). On February 16, 2008, Fast More acquired the 51%, 9% and 40% equity interests in Chisen from Mr. Xu Kecheng, Mr. Xu Keyong and BEME International Co., Ltd., respectively, for RMB6,502,500 (approximately US$926,000), RMB1,147,500 (approximately US$164,000) and RMB 5,100,000 (approximately US$726,000), respectively. Upon the completion of these acquisition transactions, Chisen became the wholly-owned and chief operating subsidiary of Fast More.

Since the ultimate beneficial owner of Fast More was, at all times, the substantial stockholder of Chisen (Mr. Xu Kecheng), the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with Statement of Financial Standards No. 141, “Business Combinations”. Therefore, the consolidation has been accounted for at historical cost and prepared on the basis as if the reorganization had become effective as of the beginning of the first period presented in the accompanying financial statements (please see Exhibits 99.1, 99.2 and 99.3 attached hereto).

Fast More has authorized capital of HK$10,000 (approximately US$1,282) divided into Ten Thousand (10,000) common shares authorized at HK$1.00 each, Ten Thousand (10,000) of which are currently issued and outstanding and held by World Trophy as a result of the Exchange. World Trophy acquired 9,400 of these shares from Cheer Gold and 600 of these shares from Floster. Xu Hua serves as the Sole Director of Fast More and is a Chinese citizen. Fast More’s registered office is located at Room 1401, 14/F, World Commerce Centre Harbour City, 7-11 Canton Road Tst, Hong Kong.

Summary of the Company’s Current Business

The Company is a leading lead-acid motive battery producer in China's personal transportation device market. Our motive battery products are sold under our own brand name and are predominantly used in electric bicycles and distributed and sold in China. Electric bicycles are becoming increasingly popular. Among all types of battery for electric bicycles, the lead-acid motive battery is the preferred choice for electric bicycle manufacturers in China because of its cost efficiency.

Today, the Company manufactures over 5,550,000 batteries each year, has more than 1,500 employees and is one of China's largest manufacturers of lead-acid batteries for electric-powered bicycles (LABEBs). For each of the Company’s fiscal years ended March 31, 2007 and 2008, sales revenues were RMB226,651,000 (approximately US$28,573,000) and RMB486,038,000 (approximately US$65,389,000), respectively, and our profit after taxation during the same periods amounted to approximately RMB8,924,000 (approximately US$1,130,000) and RMB54,285,000 (approximately US$7,307,000), respectively.

The Company is located at Changxing Economic Development Zone at the bank of the Taihu Lake in Zhejiang Province, in close proximity to major national transportation systems, including National Highways 104 and 318, the Shanghai – Jiangsu – Zhejiang – Anhui – Hangzhou – Nanjing Expressway, the Changxing – Huzhou – Shanghai Channel, the Xuancheng – Hangzhou Railway and the Xinyi – Changxing Railway. The Company’s corporate offices are located at Jingyi Road, Changxing Economic Development Zone, Changxing, Zhejiang Province, The People’s Republic of China.

The Company’s Products

Description of our Lead-Acid Motive Batteries

The key components of a lead-acid motive battery include electrode plates and fiberglass dividing plates. The electrode plates are coated with oxidized lead and alloy lead. Pairs of positively charged electrode plates and negatively charged electrode plates each separated by a fiberglass dividing plate are bound together by metal strip and installed into the plastic casing of a lead-acid motive battery. The battery is then filled with sulfuric acid and charged with electricity. The number and the size of electrode plates required to be installed in a lead-acid motive battery will depend on the required level of its storage capacity and the power output.

We produce and offer eight (8) models of lead-acid motive battery products for sale and are mainly engaged in the production of the following models of lead-acid motive battery products for electric bicycles:

Product	Dimentions (LxWxH)	Weight (kg)	Power Output (w)	Estimated Hours Required Per Charging (1)	Estimated Minutes of Use Per Charging (min)(2)	Estimated Travel Distance Per Charging (km)

6-DZM-10Ah	151×99×98	4.2	60	10h	135-145	45-50

6-DZM-12Ah	151×99×102	4.3	72	10h	120-130	45-50

6-DZM-16Ah	151×99×118	5.6	96	10h	120-130	50-60

8-DZM-16Ah	200×100×118	7.4	128	10h	120-130	50-60

6-DZM-17Ah	181×76×166	6.3	102	10h	120-130	50-60

6-DZM-20Ah	181×76×170	7.0	120	10h	120-130	60-70

8-DZM-18Ah	250×100×128	9.0	144	10h	120-130	60-70

8-DZM-20Ah	250×100×128	9.05	160	10h	120-130	60-70

(1) Estimated hours required per charging refers to the estimated number of hours required for charging the battery from nil to full storage capacity.

(2) Estimated hours of use per charging refer to the estimated maximum number of hours for which the battery is able to be used on each occasion when it is charged to its full storage capacity.

All the lead-acid motive battery products produced by us are re-chargeable and can be recharged approximately 500 times. They are standardized and can be used in electric bicycles, electric motorcycles and electric cars produced by different manufacturers.

Pictures of Our Products

6-DZM-10AH	6-DZM-12AH

6-DZM-16AH	6-DZM-17AH

6-DZM-20AH	8-DZM-18AH

Distribution Methods

We sell our lead-acid motive battery products principally to manufacturers of electric bicycles. However, with the growing retail market for replacement of battery products, i.e. our secondary market, we have also strengthened our efforts in the sales of battery products to sales representatives and exclusive distributors which are strategically located in 27 provinces, autonomous regions and directly-administered municipalities in China. Chisen currently has exclusive sales agreements with distributors at the provincial and county level, and employs sales representatives in each province across China to help distributors to further distribute products from counties to towns. We have established and maintained long-term relationships with distributors who we believe have local business experience and established regional sales networks. Our largest distributors are a distributor in Haimen, Jiangsu province, a distributor in Yancheng, Jiangsu province and a distributor in Chengdu, Sichuan province.

Market Share

Zhejiang is the main province of producing LABEBs, the output of which accounted for approximately half of the total domestic output of LABEBs in China. According to the China Battery Industry Association, in 2007, total output of the top ten (10) enterprises operating in Zheijiang accounted for approximately 50 million LABEBs of the approximate 100 million sold across China in the personal transportation market. According to market research results of Adfaith Consulting Co., Ltd., for the calendar year ended December 31, 2007, our sales of lead-acid battery products in China represented approximately 5.26% of the total market size (in terms of sales revenue) of the lead-acid motive battery products for electric bicycles in China.

According to the Zhejiang Battery Industry Association, the table below shows the four (4) top manufacturers of LABEBs in Zhejiang, and their output during calendar year 2007:

Battery Manufacturer	Production Location	Output in 2007 (approximate)	Market Share
Tianneng Power International	Changxing, Zhejiang	16,500,000	16.5%
Zhejiang Chaowei Power Co., Ltd.	Changxing, Zhejiang	12,500,000	12.5%
CHISEN	Changxing, Zhejiang	5,260,000	5.26%
Zhenjiang Zhenlong Battery Co., Ltd.	Changxing, Zhejiang	3,000,000	3%

Revenues generated by the Company in China accounted for 100% of the Company’s revenues in the fiscal years ended March 31, 2006, 2007 and 2008.

In the calendar year ended December 31, 2008, Chisen’s battery production reached 7 million. In the calendar year ending December 31, 2009, we believe that Chisen’s battery production will reach approximately 16 million.

Competitive Business Conditions and Market Trends

We believe that in the next several years, due to the intensifying global environmental concerns, there will be increased development of the electric bicycle. We believe that up to 20 million bicycles will be produced and sold in China each year. According to the statistics of related foreign associations, including the magazine Business E-Bicycle (http://www.qqddc.com), the American Electric Drive Association (www.electricdrive.org), Union Cycliste Internationale (www.uci.ch), European Cyclists' Federation (www.ecf.com) and China customs import & export data (www.naid.cn), in 2007, there were approximately 200,000 electric bicycles sold in Europe, 300,000 in Japan, 100,000 in the United States, 300,000 in India and hundreds of thousands in other regions. Global sales outside of China reached between 1.5 to 2 million in 2007. The trend is a growing global demand in the world for electric bicycles, and such demand is increasing rapidly.

With respect to new product trends in the market, Europe, the United States and Japan use primarily a lithium battery whereas India and most of the countries of Southeast Asia use primarily a lead-acid battery. In 2005, according to the Frost & Sullivan Report, approximately 90% of the electric bikes in China used lead-acid motive battery products. However, with technological advancements, it is a general market trend to develop motive battery products that are more environmentally friendly with increased power output and less weight. There can be no assurance that manufacturers of electric bikes will continue to use lead-acid motive battery products as the principal source of motive power for electric bikes. In the event that the market prefers to use other forms of battery product and if we are not able to develop new motive battery products to meet the future demand, our business could be adversely affected.

In 2007, the top electric bicycle brand in terms of production was Xinri, followed by Yadea, Supaiqi, Lvyuan, Taimei, Aucma, Bidewen and Hongdu. Each of these companies is a relatively small enterprise. We believe that continued industrial integration and brand concentration will continue to increase and that these famous brands will rapidly increase their market share.  We also believe that brands will become more diversified by an increasing influence of famous brands on the market. Chisen has established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea, Taimei, Supai. Xinri’s electric bicycle was honored to serve at the Beijing 2008 Olympic Games and at the Paralympic Games, and Chisen was chosen as the only manufacturer to supply environmentally friendly batteries to Xinri for its electric bicycle. Based on this, in the next several years, we will strive to create an international first-class brand and become the leader in providing “green” energy in the electric bicycle marketplace. Simultaneously, through constant research and development of new chemical energy technologies, we believe Chisen will provide energy-savings and highly-effective energy solutions to our customers for the purpose of improving the quality of human life and a sustainable ecological environment.

Competition

Our chief competitors are Tianneng Power International Ltd. and Zhejiang Chaowei Power Co., Ltd. These companies were the first into the battery industry. For example, Tianneng ranks first in terms of sales volume and its capital stock is listed on The Stock Exchange of Hong Kong Limited. However in 2008, its branches Taige Power Supply Co., Ltd. and Xinnuoli Power Supply Co., Ltd. were separated from Tianneng, which has impacted that company. Chaowei has a lot of after-sales service stores, but its current management system has had a restrictive impact on its development. Tianneng and Chaowei also do not have close cooperation with one of the top electric bicycle manufacturers in China. Although Chisen entered into its battery industry later than some of its competitors, Chisen has achieved success in establishing long-term strategic cooperation with a top electric bicycle manufacturer. The Company has established long-term strategic cooperation with many famous electric bicycle manufacturers in China, such as Xinri, Yadea, Taimei, Xinkelin and Lvyuan.

Cooperative Partnership

In April 2008, Chisen set up the Zhejiang Changxing Chisen Physical-Chemical Power Supply Research and Development Center at the College of Chemistry and Chemical Engineering at Xiamen University in order to research and develop new products. Xiamen University is a first class comprehensive University in China with 9 graduate schools, 120 research institutions and cooperative inter-university ties to over 100 institutions worldwide. A copy of Chisen’s Agreement with the Research and Development Center is referenced hereto as Exhibit 10.1.

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing less emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix has been expanded to include lead-acid back-up batteries, LiFe motive batteries, LiFe back-up battery products and complementary electrical equipment, such as chargers, controllers and motors, for different types of personal transportation devices. It is our goal to become the largest battery developer producer with a first-class sales and service network in China.

Summary of Significant Accounting Policies

 Basis of Presentations

               The unaudited condensed consolidated financial statements of the Company have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include in the opinion of management, all adjustments (consisting of normal recurring and reclassifications) necessary to present fairly the financial position, results of operations and cash flow as of December 31, 2008 and for all periods presented.

Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting policy in the United States of America (“US GAAP”) have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric’s Form 10-K filed on June 23, 2008, for the year ended March 31, 2008, together with the audited financial statements and accompanying notes in respect of Fast More Limited for the year ended March 31, 2008 included in Chisen Electric’s Form 8-K filed on November 12, 2008 in connection with the Exchange.  The results of operations for the three and nine months ended December 31, 2008 and 2007 are not necessarily indicative of the operating results to be expected for the full year.

The condensed consolidated financial statements and accompanying notes are presented in United States dollars and prepared in conformity with US GAAP which requires management to make certain estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the financial information of the Registrant and its subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

Operating revenue represents sale of goods at invoiced value to customers, net of returns, discounts and value-added tax (“VAT”), and is recognized when goods are delivered to customers, the significant risks and rewards of ownership of goods have been transferred to customers, the sales price to the customers is fixed or determinable and the collectability of consideration is reasonably assured.

Costs related to shipping and handlings are included in selling, marketing and distribution expenses.

Research and Development

All costs of research and development activities are generally expensed as incurred. Research and development costs were US$26,000 and US$4,000 for the three (3) months ended December 31, 2008 and 2007, respectively, and US$102,000 and US$30,000 for the nine (9) months ended December 31, 2008 and 2007, respectively.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as sales, marketing and distribution costs as incurred. Advertising costs were US$71,000 and US$59,000 for the three (3) months ended December 31, 2008 and 2007, respectively, and US$196,000 and US$126,000 for the nine (9) months ended December 31, 2008 and 2007, respectively.

Retirement Plan Costs

Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee services are provided. Retirement plan costs were US$33,000 and US$9,000 for the three (3) months ended December 31, 2008 and 2007, respectively, and US$98,000 and US$27,000 for the nine (9) months ended December 31, 2008 and 2007, respectively.  A specific deduction on the contributions was granted by the local authority in year 2007 and therefore the retirement plan costs for the three (3) months and nine (9) months ended December 31, 2007 were significantly lower than that for the same period for year 2008.

Income Taxes

The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current period.

A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax rate changes are reflected in the computation of the income tax provision during the period such changes are enacted.

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the period from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.

Available-For-Sale Financial Assets

The Company’s available-for-sale financial assets consist of investment in unlisted equity securities and are recorded at cost.

The Company periodically assesses whether its investment in non-marketable equity securities are impaired and if any impairment is other than temporary. Factors considered in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, the Company’s ability and intent to hold the investment until recovery and overall economic conditions. A decline in value of these securities below cost that is deemed to be other than temporary results in an impairment charge to earnings that reduces the carrying amount of the securities to fair value establishing a new cost basis.

Property, Plant and Equipment (“PPE”) and Long-Term Land Lease Prepayments

PPE are stated at cost less accumulated depreciation, and include expenditure that substantially increases the useful lives of existing assets.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

Depreciation is provided, on a straight-line basis, to write off the cost less accumulated impairment losses of each PPE item at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values as follows:

Buildings	20 years

Furniture, fixtures and office equipment	10 years

Motor vehicles	5 years

Plant and machinery	10 years

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other net income.

Construction-in-progress consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Long-term land lease prepayments are amortized on a straight-line basis over the term of lease.

Impairment of Long-Lived Assets

Long-lived assets are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Inventories

Inventories are stated at the lower of cost and market. Cost, which comprises all costs of purchase and, where applicable, costs of conversion and other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average costing method. The Company estimates the market price of its inventories with reference to the net realizable value based upon current market conditions and historical experience. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory, and which are charged to cost of goods sold.

Accounts Receivable and Allowance for Doubtful Accounts

The allowance for the risk of non-collection of trade accounts receivable takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$6,000 as of December 31, 2008.

Cash and Cash Equivalents

Cash represents cash on hand and deposits with financial institutions which are repayable on demand. Cash equivalents represent short-term, highly liquid investments purchased with an original maturity of three (3) months or less, which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

Foreign Currency Translation

Items included in the financial statements of each of the Company’s entities, including the Registrant and its subsidiary, are measured using Renminbi (RMB), the currency of the primary economic environment in which the entity operates (“functional currency”). The consolidated financial statements are presented in United States Dollars (“US$”), which is the Company’s presentation currency.

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations.

On consolidation, the results and financial position of all the Company entities that have a functional currency different from the presentation currency are translated as follows:

•	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

•	income and expenses for each statement of operations are translated at average exchange rates; and

•	all resulting exchange differences are recognised as a separate component of equity.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

The Company’s financial instruments include restricted bank balances, other financial assets, accounts and other receivables/payables, prepayments and short-term bank borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of the Company’s unearned portion of government grants are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The fair value of these non-current financial instruments was not materially different from their carrying value as of December 31, 2008.

Warranty

Estimated warranty costs are recognized at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs while are reviewed periodically in light of actual experience. The reconciliation of the changes in the warranty obligation is as follows:

	Three (3) Month Period Ended December 31,
	2008	2007
	US$’000	US$’000
Balance as of October 1,	114	479
Accrual for warranties issued during the period	36	38
Settlement made during the period	(42)	(175)
Balance as of December 31,	108	342

	Nine (9) Month Period Ended December 31,
	2008	2007
	US$’000	US$’000
Balance as of April 1,	413	220
Accrual for warranties issued during the year	172	405
Settlement made during the year	(477)	(283)
Balance as of December 31,	108	342

Government Subsidies

Government subsidies are recognized as income over the periods necessary to match them with the related costs. Subsidies related to expense items are recognized in the same period as those expenses are charged in the consolidated statements of operations and other comprehensive income and are reported separately as other income.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses respectively on the straight-line basis over the lease term.

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Earnings per Share

               Basic earnings per share are computed by dividing income available to common stockholders by the weighted- average number of common stocks outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no potentially dilutive securities for three and nine months ended December 31, 2008 and 2007.

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating of the adoption of SFAS No.162 on the Company’s financial statements.

           On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees- An amendment of  SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual and interim) ending after November 15, 2008.  The adoption of these new pronouncements does not have a material impact on the Company’s financial statements.

          On October 10, 2008, the FASB issued a FASB staff position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active.  Besides, the FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No.157, amending SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, until fiscal years beginning after November 15, 2008, and interim period within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

Results of Operations

Results of Operations for the Three (3) Months Ended December 31, 2008 Compared To the Three (3) Months Ended December 31, 2007

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	For The Three (3) Months Ended December 31
	2008	2007	2008	2007
Revenues	$23,421,000	$17,338,000	100.00%	100.00%
Cost of sales	$18,998,000	$14,050,000	81.12%	81.04%
Gross income	$4,423,000	$3,288,000	18.88%	18.96%
Sales, marketing and distribution	$1,328,000	$1,163,000	5.67%	6.71%
General and administrative expenses	$1,006,000	$479,000	4.30%	2.76%
Operating income	$2,089,000	$1,646,000	8.92%	9.49%
Other income (expenses), net	$70,000	$248,000	0.30%	1.43%
Interest expenses, net	$219,000	$113,000	0.94%	0.65%
Income before income taxes	$1,940,000	$1,781,000	8.28%	10.27%
Income taxes expenses	$315,000	-	1.34%	-
Net income	$1,625,000	$1,781,000	6.94%	10.27%
Other comprehensive (loss) income	$-6,000	$163,000	0.03%	0.94%
Comprehensive income	$1,619,000	$1,944,000	6.91%	11.21%

Revenues

Revenues for the three (3) months ended December 31, 2008 and 2007 were US$23,421,000 and US$17,338,000, respectively.  The increase in revenues of 35% were mainly attributable to the continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in the PRC.  Sales volume increased by over 30% primarily due to the increase of customers.

Cost of Sales

Cost of sales for the three (3) months ended December 31, 2008 and 2007 was US$18,998,000 and US$14,050,000, respectively, and cost rates were 81.12%, and 81.04%, respectively.

	For The Three (3) Months Ended December 31
	2008			2007
Operating Revenues	US$	23,421,000	100.00%	US$	17,338,000	100.00%
Cost of Sales	US$	18,998,000	81.12%	US$	14,050,000	81.04%
Gross Income Rate	US$	4,423,000	18.88%	US$	3,288,000	18.96%

            There was no significant fluctuation on the cost rate during the period.  The decrease in average selling price was offset by the decrease in cost of sales and there was no significant change in the gross income rate.

Depreciation and Amortization

Depreciation expense was US$122,000 and US$67,000 for the three (3) months ended December 31, 2008 and 2007, respectively.  The increase in depreciation expenses was mainly attributable to the new production equipment and machines acquired during the calendar year 2008 applying the same depreciation method.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expenses was US$ 2,159,000 and US$ 1,894,000, for the three (3) months ended December 31, 2008 and 2007, respectively.  The amount increased by US$ 265,000.  Such increase was mainly attributable to the increase in sales volume, thus resulting in an increase in the net operations income for the three (3) months ended December 31, 2008.

General and Administrative Expenses

General and administrative expense was US$1,006,000 and US$479,000 for the three (3) months ended December 31, 2008 and 2007, respectively, and mainly consisted of employee salaries & benefits, travel & entertainment, motor vehicle expenses, research and development expenses, leases, other taxes, and audit & consulting fees.  The increase in general and administrative expenses by approximately US$527,000 was mainly due to increases in employee salaries and compensations, research and development expenses, leases, taxes, and traveling expenses.  Those increases were mainly driven by the in expansion of business operation and the legal and professional services rendered in associated with the Exchange.

Interest Expense, Net

Interest expense was US$219,000 and US$113,000 for the three (3) months ended December 31, 2008 and 2007, respectively. Interest expenses increased by US$106,000 during this period primarily due to the interest expense of the additional short term bank loans of US$5,203,000 for the three (3) months period ended December 31, 2008 compared to the three (3) months period ended December 31, 2007.

Other Income, Net

Other income was US$70,000 and US$248,000 for the three (3) months period ended December 31, 2008 and 2007, respectively.  The decrease of US$178,000 was mainly attributable to the writing off of commissions payable to sales executives whose employment contracts with the Company have been terminated for the three (3) months ended December 31, 2007, but there was no such income for the three months ended December 31, 2008.

Net Income

Net income was US$1,625,000 and US$1,781,000 for the three (3) months ended December 31, 2008 and 2007, respectively.  The decrease in net income by US$156,000 was mainly attributable to increases in the general & administrative expenses and the payment of enterprise income tax following the completion of tax exempted period in December 2007.

Results of Operations for the Nine (9) Months Ended December 31, 2008 Compared To the Nine (9) Months Ended December 31, 2007

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	For The Nine (9) Months Ended December 31
	2008	2007	2008	2007
Revenues	$81,234,000	$44,535,000	100.00%	100.00%
Cost of sales	$65,713,000	$36,403,000	80.89%	81.74%
Gross income	$15,521,000	$8,132,000	19.11%	18.26%
Sales, marketing and distribution	$3,770,000	$2,772,000	4.64%	6.22%
General and administrative expenses	$2,600,000	$1,090,000	3.20%	2.45%
Operating income	$9,151,000	$4,270,000	11.26%	9.59%
Other income (expenses), net	$363,000	$498,000	0.45%	1.12%
Interest expenses, net	$603,000	$415,000	0.74%	0.94%
Income before income taxes	$8,911,000	$4,353,000	10.97%	9.77%
Income taxes expenses	$1,594,000	-	1.96%	-
Net income	$7,317,000	$4,353,000	9.00%	9.77%
Other comprehensive income	$258,000	$258,000	0.32%	0.58%
Comprehensive income	$7,575,000	$4,611,000	9.32%	10.35%

Revenues

Revenues for the nine (9) months ended December 31, 2008 and 2007 were US$81,234,000 and US$44,535,000, respectively.  The increase in revenues of 82% was mainly attributable to the increase in product selling price and continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in the PRC.  Sales volume increased by 57% mainly due to increase in demand from an existing customer, the sales revenue from which increased by 107% for the nine (9) months ended December 31, 2008.  The Company also received sales orders from new customers in Tianjin, Jiangsu and other regions.  The average unit selling price increased by approximately 8% during the nine (9) months period ended December 31, 2008.

Cost of Sales

Cost of sales for the nine (9) months ended December 31, 2008 and 2007 was US$65,713,000 and US$36,403,000, respectively, and the cost rates were 80.89% and 81.74%, respectively.

	For The Nine (9) Months Ended December 31
	2008			2007
Operating Revenues	US$	81,234,000	100.00%	US$	44,535,000	100.00%
Cost of Sales	US$	65,713,000	80.89%	US$	36,403,000	81.74%
Gross Income Rate	US$	15,521,000	19.11%	US$	8,132,000	18.26%

The cost rate decreased 0.85% during the period, which was attributable to the increase in the selling price by a larger extent than that of raw material cost. Thus, the increase in cost of raw materials was fully shifted to the customers, resulting in an increase in the gross income for the nine (9) months ended December 31, 2008.

Depreciation and Amortization

Depreciation expense was US$328,000 and US$181,000 for the nine (9) months ended December 31, 2008 and 2007, respectively.  The increase in depreciation expense was mainly attributable to the new production equipment and machines acquired during the period applying the same depreciation method.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was US$ 9,514,000 and US$ 4,768,000 for the nine (9) months ended December 31, 2008 and 2007, respectively.  The amount increased by US$4,746,000 and the increase was mainly attributable to the increase in gross income rate, thus resulting in an increase in the gross income for the nine (9) months ended December 31, 2008.

General and Administrative Expenses

General and administrative expenses were US$2,600,000 and US$1,090,000 for the nine (9) months ended December 31, 2008 and 2007, respectively, and mainly consisted of employee salaries & benefits, travel and entertainment expenses, motor vehicle expenses, research and development expenses, leases, other taxes and audit & consulting fees.  The increase in general and administrative expenses of approximately US$1,510,000 was mainly due to increases in employee compensations, research and development expenses, leases, taxes, and travel and entertainment expenses.  All those increases were mainly driven by the expansion of business operations and addition of the legal and advisory expenses in associated with the Exchange.

Interest Expense, Net

Interest expense was US$603,000 and US$415,000 for the nine (9) months ended December 31, 2008 and 2007, respectively.  Interest expenses increased by US$188,000 during this period primarily due to the interest expenses of the additional short term bank loans of US$5,203,000 for the nine (9) months period ended December 31, 2008 compared to the nine (9) months period ended December 31, 2007.

Other Income, Net

Other income was US$363,000 and US$498,000 for the nine (9) months period ended December 31, 2008 and 2007, respectively.  The decrease of US$135,000 was mainly attributable to the recognition of income from the glass business, and investment income from Changxing Rural Cooperative Bank for the nine (9) months ended December 31, 2007, but there was no such income for the nine (9) months ended December 31, 2008, and the decrease in the sales of scrap materials and bad debts written back.

Net Income

Net income was US$7,317,000 and US$4,353,000 for the nine (9) months ended December 31, 2008 and 2007, respectively.  The increase in net income by US$2,964,000 was mainly attributable to the continuing strong sales of our battery products and the increase in the gross income rate.

Liquidity and Capital Resources

We generally finance our operations through operating profit and borrowings from banks.

During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

The following table sets forth the summary of our cash flows, in dollar, for the periods indicated:

	Nine (9) Months Ended December 31
	2008	2007
Net cash provided by (used in) operating activities	$18,328,000	$(3,335,000)
Net cash used in investing activities	$(5,401,000)	$(4,233,000)
Net cash (used in) provided by financing activities	$(8,112,000)	$9,323,000
Net increase in cash and cash equivalents	$4,815,000	$1,755,000
Effect of exchange rate changes on cash	$375,000	$0
Cash and cash equivalents at beginning of period	$786,000	$719,000
Cash and cash equivalents at end of period	$5,976,000	$2,474,000

Operating Activities

Net cash provided by operating activities was approximately US$18,328,000 for the nine (9) months ended December 31, 2008, as compared to net cash used in operating activities of US$3,335,000 for the nine (9) months ended December 31, 2007.  The increase was mainly due to the combined result of both increase in accounts payable and notes payable and increase in our net income.

Investing Activities

Net cash used in investing activities was approximately US$5,401,000 for the nine (9) months ended December 31, 2008, as compared to net cash used in investing activities approximately US$4,233,000 for the nine (9) months ended December 31, 2007.  The increase was mainly due to purchase of machine and equipment, additions of long-term land lease prepayments, and investment in restricted bank balances.

Financing Activities

Net cash used in financing activities was approximately US$8,112,000 for the nine (9) months ended December 31, 2008, as compared to net cash provided by financing activities of approximately US$9,323,000 for the nine (9) months ended December 31, 2007.  The decrease was mainly due to less bank loans in 2008 than that in 2007, and also due to the repayment of short-term bank loans in 2008.

Working Capital

Our working capital increased by approximately US$7,258,000 to approximately US$11,534,000 as of December 31, 2008, as compared to the working capital of approximately US$4,276,000 as of March 31, 2008, primarily due to increase in our restricted bank balances, accounts receivable and inventories, approximately totally amounting to US$23,319,000, offset by increase in our accounts and notes payable approximately totally amounting to US$26,250,000 and decrease in bank borrowings and other loans of approximately US$3,853,000.  The decrease in short-term bank loans and increase in accounts and notes payable was the result of our financing arrangement.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to the interest-bearing bank loans and interest income generated by the bank deposits. We have not used any derivative financial instruments in our investment portfolio or for cash management purposes. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Nevertheless, our future interest expense or interest income may expect to be decreased due to changes in interest rates in the PRC.

Foreign Exchange Rates Risk

We do not hold any derivative instruments and do not engage in any hedging activities. Because most of our purchases and sales are made in RMB, any exchange rate change affecting the value of the RMB relative to the U.S. dollar could have an effect on our financial results as reported in U.S. dollars. If the RMB were to depreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly reduced. If the RMB were to appreciate against the U.S. dollar, amounts reported in U.S. dollars would be correspondingly increased.

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	(SEE TABLE BELOW)
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	December 31, 2008		March 31, 2008
Short-term bank borrowings	US$	16,049,000	US$	21,361,000
Notes payable (within (1) year)	US$	21,884,000	US$	0
Total	US$	37,933,000	US$	21,361,000

Other indebtedness (US$)	December 31, 2008		March 31, 2008
Loan from a related party (within (1) year)	US$	0	US$	5,127,000
Loan from a related party (1-3 years)	US$	0	US$	0
Loan from a third party (within (1) year)	US$	1,459,000	US$	0
Loan from a third party ( 1-3 years)	US$	0	US$	0
Total	US$	1,459,000	US$	5,127,000

Purchase Obligations (US$)	December 31, 2008		March 31, 2008
Purchase of machineries (within one (1) year)	US$	0	US$	26,000
Total	US$	0	US$	26,000

Operating Lease Obligations (US$)	December 31, 2008		March 31, 2008
Within one (1) year	US$	183,000	US$	74,000
1-3 years	US$	388,000	US$	148,000
3-5 years	US$	333,000	US$	0
Over five (5) years	US$	0	US$	0
Total	US$	904,000	US$	222,000

 ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Changes In Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2008 and the date hereof, there was and is no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2008, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On January 21, 2009, a principal stockholder holding in excess of fifty percent (50%) of the voting capital stock of the Company voted in favor of changing the name “World Trophy Outfitters, Inc.” to “Chisen Electric Corporation” as set forth in that certain Definitive Information Statement on Schedule 14C (as amended) as filed with the SEC on December 29, 2008. The Company did not solicit proxies in light of the fact that a majority stockholder intended to vote and did vote in favor of the proposal.  On February 2, 2009, the Company filed a Certificate of Amendment to its Articles of Incorporation to effect such name change, effective immediately.

ITEM 5. OTHER INFORMATION

Effective November 24, 2008, the Board of Directors of the Registrant accepted the resignation of Mr. Mathew Evans as a Director of the Company. Also effective November 24, 2008, the Board appointed He Zhiwei, Liu Chuanjie, Dong Quanfeng, Jiang Yanfu, Gong Xiaoyan and Yun Hon Man to serve as directors of the Registrant, with Xu Kecheng serving as Chairman of the Board. For further information on these individuals, please see the Section entitled “Directors, Executive Officers, Promoters and Control Persons” in the Company’s Super 8-K as filed with the U.S. Securities and Exchange Commission on November 12, 2008.

Effective as of January 14, 2009, the Board of Directors of the Company dismissed Pritchett, Siler & Hardy, P.C. as the Company’s independent registered public accounting firm and engaged Mazars CPA Limited as disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2009.

On January 21, 2009, the Board of Directors of the Company unanimously resolved to amend the Company’s Articles of Incorporation in order to change the name of the Registrant from “World Trophy Outfitters, Inc.” to “Chisen Electric Corporation”.  On January 21, 2009, a majority stockholder holding 65.8% of the voting capital stock of the Company approved such name change.  On February 2, 2009, the Company filed a Certificate of Amendment in order to effect such name change, a copy of which is attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009.  Such name change became effective on February 2, 2009.

Effective as of February 2, 2009, the Company’s Board of Directors adopted the Amended and Restated Bylaws of the Company in light of the fact that certain provisions therein were obsolete.  A copy of such Amended and Restated Bylaws are attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009.

Effective as of February 2, 2009, the Board of Directors of the Company adopted a new Code of Ethics that applies to the Company’s officers, directors and employees. A copy of such Code of Ethics is attached as Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009.

On January 15, 2009, the Board of Directors of the Company held a meeting whereby it unanimously resolved to create an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and a Strategy and Steering Committee. The Board appointed Yun Hon Man, Gong Xiaoyan, Dong Quanfeng and Jiang Yanfu to serve as members of the Audit Committee, with Yun Hon Man serving as Chairman. The Board appointed Jiang Yanfu, Dong Quanfeng, Yun Hon Man and Gong Xiaoyan to serve as members of the Compensation Committee, with Jiang Yanfu serving as Chairman. The Board appointed Gong Xiaoyan, Dong Quanfeng, Yun Hon Man and Jiang Yanfu to serve as members of the Corporate Governance and Nominating Committee, with Gong Xiaoyan serving as Chairman.  The Board appointed Xu Kecheng, He Zhiwei and Wang Chunyan to serve as members of the Strategy and Steering Committee, with Xu Kecheng serving as Chairman.

On January 15, 2009, the Board approved Charters for each of the Audit Committee, Compensation Committee and the Corporate Governance and Nominating Committee. Copies of the Audit Committee Charter, the Compensation Committee Charter and the Corporate Governance and Nominating Committee Charter are attached as Exhibits 99.1, 99.2 and 99.3, respectively, to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009.

ITEM 6. EXHIBITS

(a)	Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc.	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Associations of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Galss Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries of World Trophy Outfitters, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audited Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Fiscal Years Ended March 31, 2008 and 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.2	Unaudited Condensed and Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Three (3) Months Ended June 30, 2008 and 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.3	Unaudited Pro Forma Financial Statements of Fast More Limited for the three (3) month period ended June 30, 2008 and the two years ended March 31, 2008.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.4	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.5	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.6	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2009	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 17, 2009	By:	/s/ He Zhiwei
Name: Huang Hsiao-I
Its: Chief Financial Officer, Principal Financial and Accounting Officer