Form 10-K
period 2009-03-31
Chisen Electric Corp
filed 2009-06-29
CIK 1335950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2009

Commission File Number 333-128532

CHISEN ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2190950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jingyi Road, Changxing Economic Development Zone, Changxing, Zhejiang Province,
The People’s Republic of China

 (Address, including zip code, of principal executive offices)

(011) 0572-6267666
(Registrants’ telephone number, including area code)

Securities Registered Under Section 12(b) of the Exchange Act:  None.
Securities Registered Under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐         Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of September 30, 2008 was approximately $1,710,000.

The number of outstanding shares of the registrant’s common stock on June 28, 2009 was 50,000,000.

CHISEN ELECTRIC CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

Index

PART I

ITEM 1.	Business

Forward Looking Statements

The following discussion of our financial condition and results of operations of Chisen Electric Corporation (formerly known as World Trophy Outfitters, Inc., and the term “World Trophy” is used when discussing the operations of the Company prior to November 12, 2008 and the “Registrant” when discussing its operations after November 12, 2008) is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Exchange Agreement

On November 12, 2008 (the “Closing Date”), World Trophy entered into a Share Exchange Agreement (the “Exchange Agreement”) with Fast More Limited, a Hong Kong investment holding company (“Fast More”), Cheer Gold Development Limited, a company organized under the laws of Samoa (“Cheer Gold”) and Floster Investment Limited, a company organized under the laws of Samoa (“Floster” and together with Cheer Gold, the “Stockholders”). As a result of the share exchange, the World Trophy acquired all of the issued and outstanding securities of Fast More from the Stockholders in exchange for Thirty-Five Million (35,000,000) newly-issued shares of the World Trophy’s common stock, par value $0.001 per share (“Common Stock”), of which Thirty-Two Million Nine Hundred Thousand (32,900,000) shares were issued to Cheer Gold and Two Million One Hundred Thousand (2,100,000) shares were issued to Floster. As of the Closing Date, the Stockholders collectively beneficially own seventy percent (70%) of the voting capital stock of the Company, 65.8% of which is owned by Cheer Gold and 4.2% of which is owned by Floster. As a result of the Exchange, Fast More became a wholly-owned subsidiary of World Trophy.

Effective February 2, 2009, the Registrant amended its Articles of Incorporation to change its name from “Word Trophy Outfitters, Inc.” to “Chisen Electric Corporation”. The following is disclosure regarding the Registrant, Fast More and Fast More’s wholly-owned and chief operating subsidiary, Changxing Chisen Electric Co., Ltd. (hereinafter referred to as “Chisen” or “CCEC”, and together with Fast More and the Registrant, the “Company”), the principal business activities of which consist of the manufacture and sale of sealed lead-acid battery products primarily in the electric bicycle market.

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

The Registrant’s Common Stock is currently traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “CIEC”. Immediately prior to the Exchange, World Trophy was considered a “blank check” development stage company with US$51,039 in assets and a net loss of US$(27,977) for the three (3) months ended September 30, 2008.  On the Closing Date, the Registrant did not have any liabilities.

Current Operations of the Company

Fast More

Fast More is an investment holding company incorporated in Hong Kong on December 17, 2007 with limited liability. CCEC was founded in Huzhou, Zhejiang Province, The People’s Republic of China (also referred to herein as the “PRC”) in 2002 with registered capital of RMB1,000,000 (approximately US$124,452). On December 4, 2008, it resolved to increase the registered capital from RMB 1,000,000 to RMB 50,000,000 (approximately US$7,353,000). On February 16, 2008, Fast More acquired the 51%, 9% and 40% equity interests in Chisen from Mr. Xu Kecheng, Mr. Xu Keyong and BEME International Co., Ltd., respectively, for RMB6,502,500 (approximately US$926,000), RMB1,147,500 (approximately US$164,000) and RMB 5,100,000 (approximately US$726,000), respectively. Upon the completion of these acquisition transactions, CCEC became the wholly-owned and chief operating subsidiary of Fast More.

Since the ultimate beneficial owner of Fast More was, at all times, the substantial stockholder of CCEC (Mr. Xu Kecheng), the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with Statement of Financial Standards No. 141, “Business Combinations”.

Fast More has authorized capital of HK$10,000 (approximately US$1,282) divided into Ten Thousand (10,000) common shares authorized at HK$1.00 each, Ten Thousand (10,000) of which are currently issued and outstanding and held by the Registrant as a result of the Exchange. World Trophy acquired 9,400 of these shares from Cheer Gold and 600 of these shares from Floster. Xu Hua serves as the Sole Director of Fast More and is a Chinese citizen. Fast More’s registered office is located at Room 1401, 14/F, World Commerce Centre Harbour City, 7-11 Canton Road TST, Hong Kong.

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

Today, the Company manufactures over 7,740,000 batteries each year, has more than 2,000 employees and is one of China's largest manufacturers of lead-acid batteries for electric-powered bicycles (LABEBs). For each of the Company’s fiscal years ended March 31, 2008 and 2009, sales revenues were RMB486,038,000 (approximately US$65,387,000) and RMB749,033,000 (approximately US$109,020,000), respectively, and our net income during the same periods amounted to approximately RMB49,810,000 (approximately US$6,701,000) and RMB61,011,000 (approximately US$8,880,000), respectively.

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

We produce and offer eleven (11) models of lead-acid motive battery products for sale and are mainly engaged in the production of the following models of lead-acid motive battery products for electric bicycles:

Product	Dimentions (LxWxH)	Weight (kg)	Power Output (w)	Estimated Hours Required Per Charging (1)	Estimated Minutes of Use Per Charging (min)(2)	Estimated Travel Distance Per Charging (km)

6-DZM-10Ah	151×99×98	4.2	60	10h	135-145	45-50

6-DZM-12Ah	151×99×102	4.3	72	10h	120-130	45-50

6-DZM-16Ah	151×99×118	5.6	96	10h	120-130	50-60

6-DZM-17Ah	181×76×166	6.3	102	10h	120-130	50-60

6-DZM-20Ah	181×76×170	7.0	120	10h	120-130	60-70

8-DZM-18Ah	250×100×128	9.0	144	10h	120-130	60-70

8-DZM-20Ah	250×100×128	9.05	160	10h	120-130	60-70

6-DZM-24Ah	175×165×125	9.5	144	10h	120-130	70-80

6-DZM-25Ah	250×78×118	8.85	150	10h	120-130	70-80

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

Pictures of Our Products

6-DZM-10AH	6-DZM-12AH

6-DZM-16AH	6-DZM-17AH

6-DZM-20AH	8-DZM-18AH/8-DZM-20AH

6-DZM-24AH	6-DZM-25AH

Distribution Methods

We sell our lead-acid motive battery products principally to manufacturers of electric bicycles. However, with the growing retail market for replacement of battery products, i.e. our secondary market, we have also strengthened our efforts in the sales of battery products to sales representatives and exclusive distributors which are strategically located in 27 provinces, autonomous regions and directly-administered municipalities in China. Chisen currently has exclusive sales agreements with distributors at the provincial and county level, and employs sales representatives in each province across China to help distributors to further distribute products from counties to towns. We have established and maintained long-term relationships with distributors who we believe have local business experience and established regional sales networks.  Our largest distributors are located in Zhumadian, Henan Province, Tangshan, Hebei Province, Haimen, Jiangsu Province and Yancheng, Jiangsu Province.

Market Share

Zhejiang is the main province of producing LABEBs, the output of which accounted for approximately half of the total domestic output of LABEBs in China. According to the China Battery Industry Association, in 2008, total output of the top ten (10) enterprises operating in Zhejiang accounted for approximately 50 million LABEBs of the approximate 100 million sold across China in the personal transportation market. According to market research results of Adfaith Consulting Co., Ltd., for the year ended March 31, 2009, our sales of lead-acid battery products in China represented approximately 6% of the total market size (in terms of sales revenue) of the lead-acid motive battery products for electric bicycles in China.

The table below shows the three (3) top manufacturers of LABEBs in China, and their revenues during fiscal year ended March 31, 2009:

Battery Manufacturer	Production Location	Revenues in 2009 (approximate) US$(Million)	Market Share
Tianneng Power International	Changxing, Zhejiang	376.97	22%
Zhejiang Chaowei Power Co., Ltd.	Changxing, Zhejiang	222.69	13%
CHISEN	Changxing, Zhejiang	109.02	6%

Revenues generated by the Company in China accounted for 100% of the Company’s revenues in the fiscal years ended March 31, 2007, 2008 and 2009.

In the calendar year ended December 31, 2008, Chisen’s battery production reached 7 million. In the calendar year ending December 31, 2009, we believe that Chisen’s battery production will reach approximately 16 million.

Competitive Business Conditions and Market Trends

We believe that in the next several years, due to the intensifying global environmental concerns, there will be increased development of the electric bicycle. At present, due to the fact that the use of electric vehicles is very much in line with the energy-saving and environmental protection policy initiated by the Chinese government, the development of electric vehicles won its support. Electric vehicle, as an environment-friendly and convenient personal transportation vehicle, bears the advantages of convenience, non-pollution, safety and less energy According to market research results of Adfaith Consulting Co., Ltd., during the five years from 2004 to 2008, the market sales of electric vehicles in China tripled, with the number of electric vehicles totally amounting to 67,700,000 in 2008. In accordance with the measured data of the electric vehicle market demand in China, it is estimated that the market demand of electric vehicle will exceed 138,000,000 in 2013.

With respect to new product trends in the market, Europe, the United States and Japan use primarily a lithium battery whereas India and most of the countries of Southeast Asia use primarily a lead-acid battery. In 2008, according to the industry magazine Business E-Bicycle, approximately 90% of the electric bikes in China used lead-acid motive battery products. However, with technological advancements, it is a general market trend to develop motive battery products that are more environmentally friendly with increased power output and less weight. There can be no assurance that manufacturers of electric bikes will continue to use lead-acid motive battery products as the principal source of motive power for electric bikes. In the event that the market prefers to use other forms of battery product and if we are not able to develop new motive battery products to meet the future demand, our business could be adversely affected.

In 2008, the top electric bicycle brand in terms of production was Xinri, followed by Yadea, Taimei, Supaiqi, Lvyuan, Aucma, Bidewen and Hongdu. Each of these companies is a relatively small enterprise. We believe that continued industrial integration and brand concentration will continue to increase and that these famous brands will rapidly increase their market share.  We also believe that brands will become more diversified by an increasing influence of famous brands on the market. Chisen has established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea, Taimei, Supaiqi. Xinri’s electric bicycle was honored to serve at the Beijing 2008 Olympic Games and at the Paralympic Games, and Chisen was chosen as the only manufacturer to supply environmentally friendly batteries to Xinri for its electric bicycle. Based on this, in the next several years, we will strive to create an international first-class brand and become the leader in providing “green” energy in the electric bicycle marketplace. Simultaneously, through constant research and development of new chemical energy technologies, we believe Chisen will provide energy-savings and highly-effective energy solutions to our customers for the purpose of improving the quality of human life and a sustainable ecological environment.

Competition

Our chief competitors are Tianneng Power International Ltd. (“Tianneng”) and Zhejiang Chaowei Power Co., Ltd (“Chaowei”). These companies were the first into the battery industry. For example, Tianneng ranks first in terms of sales volume, and its capital stock is listed on The Stock Exchange of Hong Kong Limited. Taige Power Supply Co., Ltd. and Xinnuoli Power Supply Co., Ltd., as the OEM customers of Tianneng, were separated from Tianneng and officially set up their own brands in 2008, which has since impacted somewhat the capablilities of Tianneng and the overall industry competition structure.

Chaowei has a lot of after-sales service stores. However, Tianneng and Chaowei also do not have close cooperation with one of the top electric bicycle manufacturers in China. Although Chisen entered into its battery industry later than some of its competitors, Chisen has achieved success in establishing long-term strategic cooperation with a top electric bicycle manufacturer. The Company has established long-term strategic cooperation with many famous electric bicycle manufacturers in China, such as Xinri, Yadea, Taimei, Xinkelin and Lvyuan.

Research and Development (R&D)

R&D Summary

The Company has spent approximately US$117,000 during the fiscal year ended March 31, 2009, approximately US$34,000 for the fiscal year ended March 31, 2008 and approximately US$36,000 for the fiscal year ended March 31, 2007 on Company-sponsored research and development (“R&D”) activities as determined in accordance with US GAAP.

The Company plans to spend US$220,000 during fiscal year ending March 31, 2010, US$350,000 during fiscal year ending March 31, 2011 and US$550,000 during fiscal year ending March 31, 2012 on Company-sponsored research and development activities.

In the fiscal year ended March 31, 2009, the Company has almost triple spent on Company-sponsored research and development activities in order to further enhance the competitiveness of the Company’s products. Our product competitiveness has been further enhanced by the improvement of production technique and the release of new lead-acid battery products.

           On the development of new products lines, the Company collaborated the research with the leading universities and national labs across various academic fields including, but not limited to, ultra lead –acid motive batteries, li-ion power batteries and storage batteries for solar and wind energy.  The ultra lead-acid motive battery, which was released in March time frame of 2009, is over 8% greater than other products of same type on performance indicators.   Since its launch in the current market segment, the ultra lead-acid motive batteries have received good customer feedback and achieved good results.  In February 2009, the Company successfully developed lead-acid batteries for electric road vehicles, which have been put into mass production.  The Company also starts receiving sales orders from different areas in China.  With the come out of the plan for the revitalization of China’s new energy and the vigorous promotion of the Chinese government to new energy motors, such products are expected to occupy great market share. The Lithium iron phosphate battery, which has been researched for the past two years, has finished the alpha tests with stable technical parameters, and will be launched to the market after functional and performance tests.

Cooperative Partnership

In April 2008, CCEC set up the Zhejiang Changxing Chisen Physical-Chemical Power Supply Research and Development Center at the College of Chemistry and Chemical Engineering at Xiamen University in order to research and develop new products. Xiamen University is a first class comprehensive University in China with 9 graduate schools, 120 research institutions and cooperative inter-university ties to over 100 institutions worldwide. A copy of Chisen’s Agreement with the Research and Development Center is referenced hereto as Exhibit 10.1.

Chisen has established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea, Taimei, Supaiqi.  The Company also established strategic cooperation partnership with suppliers and vendors by means of supply chain integration to realize the control on procurement cost and quality. Moreover, a supplier’s assessment system has been set up to ensure the quality stability of direct materials.

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing less emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix has been expanded to include lead-acid back-up batteries, Lithium iron motive batteries, LiFe back-up battery products and complementary electrical equipment, such as chargers, controllers and motors, for different types of personal transportation devices. It is our goal to become the largest battery developer producer with a first-class sales and service network in China.

Sources and Availability of Raw Materials from Suppliers

The Company purchases the raw materials used in the manufacturing of its products from numerous sources. The Company believes that all necessary raw materials for its products are readily available and will continue to be so in the foreseeable future. The Company has never had, nor does it anticipate experiencing, any shortages of such materials.

The raw material for our battery products consist primarily of electrolytic lead. Our success significantly depends on our ability to secure sufficient and constant supply of electrolytic lead for our production at acceptable price levels. Electrolytic lead represents our largest cost item in our lead-acid motive battery production. During each of the two fiscal years ended March 31, 2009 and March 31, 2008, the average selling price of electrolytic lead by our suppliers was approximately RMB15,000 (approximately US$2,200) and RMB22,000 (approximately US$3,000) per ton, respectively. For each of the two financial years ended March 31, 2009 and March 31, 2008, costs of lead-related material accounted for approximately 82.50% and 83.95% of our total cost of sales, respectively. We do not have long-term contracts with any of our electrolytic lead suppliers, nor have we entered into any arrangement to mitigate the effect of price fluctuations of electrolytic lead. Hence, any significant increase in the cost of electrolytic lead in the future could adversely affect our results if we cannot transfer the price increment to our customers.

We believe the Company generally maintains sufficient quantities of inventories of its products to meet customer demand.

The Company has entered into written contracts with several suppliers and vendors. The Company has major suppliers who accounted for the following percentage of total purchases and total accounts payable in the fiscal years ended March 31, 2009 and 2008:

	Purchases		Accounts Payable
Major Suppliers	Fiscal year ended March 31, 2009	Fiscal year ended March 31, 2008	Fiscal year ended March 31, 2009		Fiscal year ended March 31, 2008

Company A	19.44%	8.56%	US$	1,539,000	US$	403,000

Company B	17.46%	4.63%	US$	0	US$	138,000

Company C	11.99%	23.32%	US$	85,000	US$	692,000

Company D	11.07%	8.2%	US$	1,055,000	US$	603,000

Company E	7.69%	0%	US$	0	US$	0

Key Customers

Accounts receivable related to the Company’s major customers for the years ended March 31, 2009 and 2008 comprised 91% and 90% of all account receivables as of March 31, 2009 and 2008, respectively. Accounts payable related to the Company’s major suppliers for the years ended March 31, 2009 and 2008 comprised 24% and 30% of all accounts payable as of March 31, 2009 and 2008, respectively. The Company’s major customers for the fiscal years ended March 31, 2009 and 2008 accounted for the following percentages of total revenue and account receivable:

	Sales		Accounts Receivable
Major Customers	Fiscal year ended March 31, 2009	Fiscal year ended March 31, 2008	Fiscal year ended March 31, 2009		Fiscal year ended March 31, 2008

Company X	47.40%	40.01%	US$	29,598,000	US$	10,900,000

Company Y	6.34%	0.15%	US$	1,609,000	US$	345,000

Company Z	3.25%	6.6%	US$	613,000	US$	1,731,000

Employees

As of the date of this Report, the Company has 2,076 full-time employees.

Intellectual Property

Chisen successfully registered the trademark “” in China in December 2002 and in the United States, Britain, Germany, France Benelux, Egypt, Hungary, Italy, Russia, Vietnam, Greece and Australia in August 2007.

Chisen successfully registered the trademark “” in China in November 2005.

Chisen successfully registered the trademark “” in China in April 2006.

Chisen successfully registered the trademark “” in China in April 2006.

Chisen successfully registered the trademark “CHISEN” in China in January 2008.

Chisen successfully registered the trademark “CXCS” in China in April and June 2008 and in Cambodia, Thailand, Malaysia, Indonesia and the Philippines in July 2008.

Chisen successfully registered the trademark “” in China in May 2008.

Chisen successfully registered “” in China on May 4, 2008.

Chisen has obtained the title of “China Famous Trademark” on April 21, 2008.

Chisen currently holds 26 patents in total, including 8 of which are currently pending.

The Company currently has one domain name, http://www.chisenpower.com. This domain name is in good standing.

Honors and Certificates Company’s Qualification and Honors

•	National Inspection-Free Product Certification (2007-2010)

•	China Foundation of Consumer Protection High Quality Product Certification

•	China Famous Trademark

•	Huzhou Municipal Government High Quality Enterprise Certificate

•	Zhejiang Famous Product Certification (December 2007)

•	Zhejiang Clean Production Enterprise Certificate

•	Zhejiang Patent Demonstration Enterprise

•	Zhejiang Advanced Information Management Enterprise

•	Zhejiang Top 100 Most Innovative Enterprise

•	Zhejiang Famous Trademark Enterprise Certificate (February 2009)

Compliance with Environmental Regulations and Other Laws

We are subject to the national and local environmental laws and regulations in China on environmental matters, such as the discharge of waste water, exhaust fumes and solid waste. The main pollutants generated by us are lead dust or particles and waste water which contain lead and sulfuric acid. During the operation of our production, we did not release any toxic element other than those that are permitted under the relevant laws and regulations.

Lead is the key raw material used in our production of lead-acid motive battery products. An excessive intake of lead dust or particles, whether through inhaling or skin contact, could have harmful effect on health. Lead poisoning may also result from occupations that involve close and frequent contact with or exposure to lead dust or particles.

Lead dust and particles are generated during our production process. Our workers are exposed to electrode plates during different stages of our production process.

Pursuant to the applicable environmental laws and regulations in China, we are obliged to install environmental protection equipment to ensure effective removal of lead dust and particles generated during our production process. We have installed such equipment at each of our production plants.

Our production process generates waste water containing lead and sulfuric acid. Such waste water will be neutralised and treated to remove lead contents in accordance with the applicable environmental standards in China. We have installed such waste water treatment facilities at all our production plants. Waste water generated at our production process, after the required treatment, will either be collected and reused for our production requirements or discharged to the municipal waste water collection systems for further treatment and discharge to the environment.

We are also required by the laws and regulations governing health and safety at work in China to provide our employees exposed to lead dust or particles with protective clothing and accessories, such as gloves, goggles and masks. We also arrange all our employees engaging in the lead-related production process to receive medical checks at least once a year. The medical checks include measurement of blood lead level.

Business Qualification and Licenses

General Business License

According to certain corporate laws of the PRC, in order to be a lawfully established company in China, the relevant corporate registration authority shall issue a business license, the date of which shall be the date of the establishment of the company. The company business license shall state the name, domicile, registered capital, actually paid capital, business scope and the name of the legal representative of such company. If any of the items as stated in the business license is changed, the company shall modify the company’s registration, and the company registration authority shall issue a new business license.

CCEC obtained its business license on February 25, 2002, which such license was issued by the Huzhou Administration for Industry and Commerce. According to the Industrial Product Production License Control Regulation of the PRC, enterprises which manufacture lead-acid batteries are permitted to engage in said production if the company obtains a production license.

On January 13, 2005 the Administration of Quality Supervision, Inspection and Quarantine of the PRC issued a Production License to CCEC (the license number XK06-044-00223).  On August 17, 2007, due to the fact that the Company added new product lines, an updated Production License with the same license number was reissued to CCEC.

Environmental Reports, Certifications and Licenses

According to certain environmental laws and regulations in China, the Department of Environmental Protection Administration under the State Council shall, in accordance with the national standards for environment quality and China’s economic and technological conditions, establish the national standards for the discharge of pollutants. The People's Governments of Provinces, Autonomous Regions and Municipalities directly under the Central Government may establish their local standards for the discharge of pollutants for items not specified in the national standards. With regard to items already specified in the national standards, they may set local standards, which are more stringent than the national standards, and report the local ones to the Department of Environmental Protection Administration under the State Council for the record. Units that discharge pollutants in areas where the local standards for the discharge of pollutants have been established shall observe such local standards.

On September 5th, 2008, the Changxing Environmental Protection Bureau issued the Notice of Examination Opinion approving Chisen’s Environment Effect Report on its Relocation and Extension of Chisen’s 1500 unit-per-year Lead-acid Battery Production Project.

On October 11th, 2007, the Beijing TIRT Quality Certification Center for the Environment issued the ISO14001 Certificate (number 04807E20059R0M) to the Company and signed-off on the environmental management system applied in Chisen’s production and management activities.

On July 31, 2007, the Beijing TIRT Quality Certification Center for the Environment issued the ISO9001 Certificate to the Company (number 04807Q10708R0M) agreeing that the quality management system applied in Chisen’s production and management activities.

On September 20, 2008, the Changxing Environmental Protection Bureau issued the Pollutant Discharge License to Chisen (license number HuChang080042).

ITEM 1A	Risk Factors

Not required for a "smaller reporting company".

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of fifty (50) years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

The Company maintains leases with Changxing Xiangyi Industrial Park Investment Co. for the purpose of the production of its battery products at Xiangyi Industrial Park, Jing’er Road, Changxing Economic Development Zone, Zhejiang, The People’s Republic of China. Those leases are described in the table below:

Address	Lessor	Area (Square meters)	Rental Amount Per year (US$)	Commencement Date	Termination Date	Note
No.8 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	68,867	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

No.4 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	68,867	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

The North Part of the No. 6 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	34,434	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

No.1 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	70,386	January 1, 2009	December 31, 2013	The annual rent will increase by 5% yearly from January 1, 2010.

The North Part of the No. 2 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 8, 2009	February 7, 2014	The annual rent will increase by 5% yearly from February 8, 2010.
The South Part of the No. 2 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 1, 2009	January 31, 2014	The annual rent will increase by 5% yearly from February 1, 2010.
The South Part of the No. 5 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 16, 2009	February 15, 2014	The annual rent will increase by 5% yearly from February 16, 2010.
No.7 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	70,386	February 16, 2009	February 15, 2014	The annual rent will increase by 5% yearly from February 16, 2010.

In addition to the leases set forth above, Chisen’s office space at Jingyi Road is a fixed asset of the Company. In 2004, CCEC purchased from the Chinese government land rights to use such land for 50 years for RMB4,470,000 (approximately US$650,598) and the building and other facilities thereon were contributed by the Company.  The land area and the covered area are 53,974.42 square meters and 33,145.79 square meters, respectively.

ITEM 3.	Legal Proceedings

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2009 and as of the date hereof, there was no pending or outstanding material litigation with the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On January 21, 2009, a principal stockholder holding in excess of fifty percent (50%) of the voting capital stock of the Company voted in favor of changing the name “World Trophy Outfitters, Inc.” to “Chisen Electric Corporation” as set forth in that certain Definitive Information Statement on Schedule 14C (as amended) as filed with the SEC on December 29, 2008. The Company did not solicit proxies in light of the fact that a majority stockholder intended to vote and did vote in favor of the proposal.  On February 2, 2009, the Registrant filed a Certificate of Amendment to its Articles of Incorporation to effect such name change, effective immediately.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our Common Stock formerly traded on the OTCBB under the symbol “WTRY” from October 15, 2007 to February 2, 2009 and has traded (and continues to trade) under the symbol “CIEC” since February 2, 2009. There has been an extremely limited public market for our Common Stock.  As of the date hereof, 50,000,000 shares of Common Stock were issued and outstanding.

When the trading price of our Common Stock is below US$5.00 per share, the Common Stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices	High (US$)	Low (US$)
Calendar Year Ending December 31, 2009

1st Quarter	1.70	0.925

Calendar Year Ending December 31, 2008

4th Quarter	3.30	1.05

4th Quarter (prior to 3 for 1 split)	0.10	0.10

3rd Quarter:	0.10	0.10

2nd Quarter:	0.10	0.10

1st Quarter:	0.10	0.10

Calendar Year Ended December 31, 2007

4th Quarter:	NONE	NONE

3rd Quarter:	NONE	NONE

2nd Quarter:	NONE	NONE

1st Quarter:	NONE	NONE

Calendar Year Ended December 31, 2006

4th Quarter:	NONE	NONE

3rd Quarter:	NONE	NONE

2nd Quarter:	NONE	NONE

1st Quarter:	NONE	NONE

The high and low bid quotations for the Common Stock as of March 31, 2009 were $3.30 and $0.10, respectively.  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Board. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future. We have not paid any cash dividends on our Common Stock.

Holders of Common Equity

As of the date of this Annual Report, we have issued Fifty Million (50,000,000) shares of our Common Stock to 99 holders of record.

The Company believes that it has more stockholders since many of its shares are held in "street" name. See also the “Security Ownership of Certain Beneficial Owners and Management” above for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Annual Report, after giving effect to the Exchange. The Exchange occurred simultaneously with the cancellation of 18,658,200 shares of Common Stock held by Mr. Mathew Evans, World Trophy’s sole officer and director and World Trophy’s majority stockholder immediately prior to the Exchange.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Annual Report, we have no compensation plans (including individual compensation arrangements) under which the Registrant’s equity securities are authorized for issuance.

Performance Graph

Not required for a “smaller reporting company”.

Options and Warrants

As of March 31, 2009 and as of the date of this Annual Report, the Registrant had no outstanding options or warrants.

Transfer Agent and Registrar

Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, telephone (801) 272-9294, facsimile (801) 277-3147, currently acts as the Registrant’s transfer agent and registrar.

ITEM 6.	Selected Financial Data

Not required for a “smaller reporting company”.

ITEM 7.	Management‘s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This Annual Report includes forward-looking statements. Generally, the words “believes ”, “anticipates”, “ may ”, “ will ”, “ should ”, “ expect ”, “ intend ”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Annual Report.

Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Basis of Consolidation

The consolidated financial statements include the financial information of Registrant and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.

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

Depreciation is provided, on a straight-line basis, to write off the cost less accumulated impairment losses of each PPE item at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values as follows:

Buildings Furniture, fixtures and office equipment Motor vehicles Plant and machinery	20 years 10 years 5 years 10 years

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other income.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and recorded as a reduction of original costs. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Accounts Receivables and Allowance for Doubtful Accounts

The allowance for the risk of non-collection of trade accounts receivable takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$6,000 and US$6,000 as of March 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash represents cash on hand and deposits with financial institutions which are repayable on demand. Cash equivalents represent short-term, highly liquid investments purchased with an original maturity of three months or less, which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

Foreign Currency Translation

Items included in the financial statements of the Company’s subsidiary are measured using Renminbi (“RMB”), the currency of the primary economic environment in which the entity operates (“functional currency”). The consolidated financial statements are presented in United States Dollars (“US$”), which is the Company’s presentation currency.

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement.

On consolidation, the results and financial position of all the group entities that have a functional currency different from the presentation currency are translated as follows:

(a)	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

(b)	income and expenses for each statement of operations are translated at average exchange rates; and

(c)	all resulting exchange differences are recognized as a separate component of equity.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

The Company’s financial instruments include restricted bank balances, other financial assets, accounts and other receivables/payables, prepayments and short-term bank borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of the Company’s unearned portion of government grants are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The fair value of these non-current financial instruments was not materially different from their carrying value as of March 31, 2009 and 2008.

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

	Years ended March 31,
	2009	2008
	US$’000	US$’000

Balance as of April 1,	413	220
Exchange realignment	9	-
Accrual for warranties issued during the year	91	1,452
Settlement made during the year	(392)	(1,259)

Balance as of March 31,	121	413

Government Subsidies

Government subsidies are recognized as income over the periods necessary to match them with the related costs. Subsidies related to expense items are recognized in the same period as those expenses are charged in the consolidated statements of operations and other comprehensive income and are reported separately as other income.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Use of Estimates

The preparation of the consolidated financial statements in conformity with USGAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. The management evaluates these estimates and judgments on an ongoing basis and bases their estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that they believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.

Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Earnings Per Share

 Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended March 31, 2009 and 2008.

Upon the completion of the Share Exchange Transaction, the number of shares of the Registrant’s common stock issued and outstanding (taken into account the 3 for 1 forward split as detailed in Note 1 to the financial statements attached herewith) was increased to 50,000,000 shares and was applied retrospectively for the calculation of earnings per share.

Results of Operations

Results of Operations for the Fiscal Year Ended March 31, 2009 Compared To the Fiscal Year Ended March 31, 2008

The following table sets forth a summary of certain key components of our results of operations for years indicated, in dollars and as a percentage of revenues.

	For The Years Ended March 31,
	2009	2008	2009	2008
Revenues	$109,020,000	$65,387,000	100.00%	100.00%
Cost of sales	$88,823,000	$51,964,000	81.47%	79.47%
Gross income	$20,197,000	$13,423,000	18.53%	20.53%
Sales, marketing and distribution	$5,337,000	$4,878,000	4.90%	7.46%
General and administrative expenses	$4,007,000	$1,650,000	3.68%	2.52%
Operating income	$10,853,000	$6,895,000	9.96%	10.54%
Other income, net	$758,000	$671,000	0.70%	1.03%
Interest expenses, net	$870,000	$753,000	0.80%	1.15%
Income before income taxes	$10,741,000	$6,813,000	9.85%	10.42%
Income taxes expenses	$1,861,000	112,000	1.71%	0.17%
Net income	$8,880,000	$6,701,000	8.15%	10.25%
Other comprehensive income	$278,000	$731,000	0.25%	1.12%
Comprehensive income	$9,158,000	$7,432,000	8.40%	11.37%

Revenues

Revenues for the years ended March 31, 2009 and 2008 were US$109,020,000 and US$65,387,000, respectively. The increase in revenues of 67% was mainly attributable to the continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in the PRC, as well as a shift in product mix to high power battery products with higher unit selling price. Sales volume increased by 67% mainly due to increase in demand from existing customers such as Jiangsu Xinri Electric Bicycle Co., Ltd., the sales of which have increased by 124% for the fiscal year ended March 31, 2009.  In addition, the Company also received sales orders from a new major customer in Tianjin and other new distributors, which contribute an addition of sales revenue for the fiscal year ended March 31, 2009.

Cost of Sales

Cost of sales for the years ended March 31, 2009 and 2008 were US$88,823,000 and US$51,964,000, respectively, and the cost rates were 81.47% and 79.47%, respectively.

	Years ended March 31,
	2009			2008
Operating Revenues	US$	109,020,000	100.00%	US$	65,387,000	100.00%
Cost of Sales	US$	88,823,000	81.47%	US$	51,964,000	79.47%
Gross Income Rate	US$	20,197,000	18.53%	US$	13,423,000	20.53%

The cost rate increased 2% during these periods.  Although the cost of major material decreased, the selling price also decreased by a large extent and compensated the positive effect of decrease in raw material costs, resulting in a decrease in the gross income for the year ended March 31, 2009, and that resulted in a decrease in the gross income rate for the year ended March 31, 2009.

Depreciation and Amortization

Depreciation expense was US$451,000 and US$258,000 for the years ended March 31, 2009 and 2008, respectively. The increase in depreciation expense was mainly attributable to the new plants and machines acquired during the year ended March 31, 2009 to cope with the Company’s business expansion.
.
Net Income from Operations before Interest and Tax Expenses

Net Income from Operations before Interest and Tax Expense was US$11,611,000 and US$7,566,000 for the years ended March 31, 2009 and 2008, respectively. These increases in these amounts by US$4,045,000 was mainly attributable to the increase in sales volume and a shift in product mix to high-power-battery products with higher unit selling prices, resulting in an increase in the gross income for the year ended March 31, 2009.

General and Administrative Expenses

General and administrative expense was US$4,007,000 and US$1,650,000 for the years ended March 31, 2009 and 2008, respectively, and mainly consisted of staff salaries and benefits, depreciation expenses, traveling, legal and professional fee, other taxes, entertainment and motor car expenses. The increase in general and administrative expenses was mainly due to increases in employee salaries and compensations, research and development expenses, legal and professional fees, leases and other taxes by US$889,000, US$107,000, US$272,000, US$182,000 and US$429,000, respectively.  These increases were mainly driven by the expansion of business operations and the legal and advisory services rendered in associated with Exchange.

	Years ended March 31,
	2009		2008
Staff salaries and compensations	US$	1,492,000	US$	603,000
Other taxes	US$	612,000	US$	183,000
Leases	US$	183,000	US$	1,000
Legal and professional fee	US$	347,000	US$	75,000
Research and development	US$	117,000	US$	10,000
Others	US$	1,256,000	US$	778,000
	US$	4,007,000	US$	1,650,000

Interest Expense, Net

Interest expense was US$870,000 and US$753,000 for the years ended March 31, 2009 and 2008, respectively. Interest expense increased by US$117,000 due to the increase in average short-term bank borrowing balances for the year ended March 31, 2009 compared to the year ended March 31, 2008.

Other Income, Net

Other income was US$758,000 and US$671,000 for the years ended March 31, 2009 and 2008, respectively. The increase of US$87,000 was mainly attributable to the increase in government subsidies and income generated from sales of scrap materials.

Net Income

Net Income was US$8,880,000 and US$6,701,000 for the years ended March 31, 2009 and 2008, respectively. The increase in net income by US$2,179,000 was mainly attributable to the continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in PRC.

Liquidity and Capital Resources

We generally finance our operations through operating profit and borrowings from banks.

During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this Annual Report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

The following table sets forth the summary of our cash flows, in dollar, for the periods indicated:

	Fiscal Years Ended March 31
	2009	2008
Net cash provided by (used in) operating activities	$11,289,000	$(10,513,000)
Net cash used in investing activities	$(8,933,000)	$(7,987,000)
Net cash (used in) provided by financing activities	$(661,000)	$18,696,000
Net increase in cash and cash equivalents	$1,695,000	$196,000
Effect of exchange rate changes on cash	$139,000	$(29,000)
Cash and cash equivalents at beginning of year	$786,000	$619,000
Cash and cash equivalents at end of year	$2,620,000	$786,000

Operating Activities

Net cash provided by operating activities was approximately US$11,289,000 for the year ended March 31, 2009, as compared to net cash used in operating activities of US$10,513,000 for the year ended March 31, 2008. The increase was mainly attributable to increase the use of bank bills for settlement of accounts payable.

Investing Activities

Net cash used in investing activities was approximately US$8,933,000 for the year ended March 31, 2009, as compared to approximately US$7,987,000 for the year ended March 31, 2008. The increase was mainly due to purchase of plant and equipment and investment in restricted bank balances.

Financing Activities

Net cash used in financing activities was approximately US$661,000 for the year ended March 31, 2009, as compared to net cash provided by financing activities of approximately US$18,696,000 for the year ended March 31, 2008. The decrease was mainly due to decrease in discounted bills financing activities.

Working Capital

Our working capital increased by approximately US$8,230,000 to approximately US$12,506,000, as compared to working capital of approximately US$4,276,000 as of March 31, 2008.  The increase is primarily due to increase in our cash and cash equivalents, restricted bank balances, accounts receivable and inventories, approximately totally amounting to US$33,693,000, offset by the increase in our accounts and notes payable by approximately totally amounting to US$28,449,000.

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

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for a “smaller reporting company”.

ITEM 8.	Financial Statements and Supplementary Data

Reference is made to the “F” pages herein comprising a portion of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective as of January 14, 2009, the Board of Directors of the Registrant dismissed Pritchett, Siler & Hardy, P.C. (“PS&H”) as the independent registered public accounting firm of the Registrant.

            PS&H’s report on the Registrant’s financial statements for the past two (2) fiscal years, as well as the subsequent interim period through January 14, 2009, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report included an explanatory paragraph wherein PS&H expressed substantial doubt about the Registrant’s ability to continue as a going concern.

            The dismissal of PS&H was approved by the Registrant’s Board of Directors effective as of January 14, 2009.

            During the Registrant’s most recent two (2) fiscal years, as well as the subsequent interim period through January 14, 2009, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

            During the Registrant’s most recent two (2) fiscal years, as well as the subsequent interim period through January 14, 2009, PS&H did not advise the Registrant of any of the matters identified in Item 304(a)(v)(A) - (D) of Regulation S-K.

            The Registrant has requested PS&H to furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree. A copy of the letter is attached hereto as Exhibit 16.1.

Effective as of January 14, 2009, the Board of Directors of the Registrant approved the engagement of Mazars CPA Limited (“Mazars”) as its independent registered public accounting firm to audit the Registrant’s financial statements.  The Registrant did not consult Mazars on any matters described in Item 304(a)(2) of Regulation S-K during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging Mazars.

ITEM 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of March 31, 2009 was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Effective April 30, 2009, the Registrant’s common stock began trading under a new ticker symbol, “CIEC” on the Over-The-Counter Bulletin Board. The Registrant changed its ticker symbol from “WTRY” to “CIEC” as a result of the Registrant’s name change from “World Trophy Outfitters, Inc.” to “Chisen Electric Corporation”, which such name change became effective as of February 2, 2009.

On June 3, 2009, the Board of Directors of the Registrant appointed Mr. Zhu Zhongli as the Company’s Vice President of Sales.  Mr. Zhu is assuming one of the roles previously occupied by Mr. Xu Kecheng, the Company’s current Chief Executive Officer, the Chairman of the Board and Acting Vice President of Sales, effective immediately.  As Vice President of Sales for the Company, Mr. Zhu is in charge of overall sales and marketing management. Mr. Zhu previously served as the Assistant General Manager of the Company since August 2006.  Prior to joining the Company, Mr. Zhu served as the General Manager of Changxing Lida Wear-Resisting Material Co., Ltd., a manufacturing company in China, since March 1999.  Mr. Zhu has extensive experience in the local Chinese market and has achieved outstanding success in sales of storage batteries in China.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Set forth below are the names of the Registrant’s current directors, officers and significant employees, their business experience during the last five (5) years, their ages and all positions and offices that they currently hold with the Registrant.

Name	Age	Position(s)
Xu Kecheng	47	Chairman of the Board, Chief Executive Officer & President
He Zhiwei	43	Chief Financial Officer and Director
Fei Wenmei	47	Corporate Secretary
Zhu Zhongli	46	Vice-President of Sales
Lou Shourong	45	Vice-President
Liu Chuanjie	32	Treasurer and Director
Dong Quanfeng	45	Independent Director
Jiang Yanfu	66	Independent Director
Gong Xiaoyan	63	Independent Director
Yun Hon Man	41	Independent Director
Gui Changqing	71	Significant Employee
Wang Huanxiang	33	Significant Employee
Lin Zugeng	75	Significant Employee
Huang Wen	30	Significant Employee

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives. None of our directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section below.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by the Board and hold office until removed by the Board.

Biographies of Officers and Directors

Xu Kecheng. Mr. Xu has served as President, Chief Executive Officer and a Director of the Registrant since the closing date of the Exchange. Mr. Xu founded Chisen in 2003 and has served as CCEC’s President and Chairman of the Board since its inception. Besides successfully establishing and running CCEC, Mr. Xu also acquired Ai Ge Organism Products Co., Ltd., a biological & pharmaceutical company in China in November 2006 where he serves as Chairman of the Board and Executive Director. In 2002, he was involved in the formulation of coated tempered glass panel standards used for home gas kitchen ranges, which was put on the list of the National Building Materials Industry Standard. Mr. Xu graduated from Hangzhou University in 1997 with the major in economic management. In addition to serving as senior economist to the Company, Mr. Xu is a member of China Battery Industry Association, a member of Huzhou CPPCC, a member of the Standing Committee of Changxing People’s Congress and he has been honored with the title of “Integrity Entrepreneur” by the Changxing Government. Mr. Xu also finished a course of study at the class of advanced training at the Party School of the CPC Central Committee.

He Zhiwei. Mr. He has served as the Director and Chief Financial Officer of the Registrant since the closing date of the Exchange. From 1999 to 2001, Mr. He served as Strategic Commodity Manager of Worldwide Operations at Dell, Inc. From February 2001 to November 2006, Mr. He was responsible for capacity and service management of Capital One’s Technology Operations and Data Center Operations. In 2005, Mr. He became the Finance Manager at Capital One Global Financial Services, where he analyzed, reported and managed the financials and the annual operating budget of $130 million. In his tenure at Capital One Financial Corporation, Mr. He maintained a rigorous cost management discipline. From November 2006 to December 2007, Mr. He led the efforts at Circuit City Stores Inc. and BDA Inc. to develop private label branding strategies, consumer electronics products and video gaming accessories, where he minimized the dependency on non value-added brands. From December 2007 to November 2008, Mr. He played a leadership role at Amazon.com Inc. to maximize Amazon's segment share and profitability by developing and implementing the Private Label and Direct Import infrastructure and programs that had reinforced Amazon’s position as the global leader in online shopping for all products. Mr. He also helped rapidly expand and grow Amazon’s international retail business in Europe, Japan and China.

Fei Wenmei. Ms. Fei has served as Corporate Secretary of the Registrant since the closing date of the Exchange. In March 2005, Ms. Fei joined CCEC as Chief Administrative Manager in charge of corporate brand building, intellectual property and project application. Ms. Fei currently serves CCEC as an assistant economist and clean production management controller. From March 1991 to February 2005, Ms. Fei served as Chief Administrative Manager of the Huaneng Changxing Power Plant Industry & Trading Company and prior to that she served as Chief of Staff at the Changxing Land Administration Bureau from March 1987 to February 1991. Ms. Fei has been engaged in administrative management for many years and has vast experience in corporate administrative management. Ms. Fei graduated from Zhejiang Radio and Television University with a degree in Chinese Language.

Zhu Zhongli.  Mr. Zhu has served as Vice-President of Sales of the Registrant since June 3, 2009.   Mr. Zhu replaces Xu Kecheng, who had temporarily replaced Wang Yajun effective March 3, 2009.   Mr. Zhu is in charge of overall sales and marketing management. Mr. Zhu previously served as the Assistant General Manager of the Company since August 2006.  Prior to joining the Company, Mr. Zhu served as the General Manager of Changxing Lida Wear-Resisting Material Co., Ltd., a manufacturing company in China, since March 1999.  Mr. Zhu has extensive experience in the local Chinese market and has achieved outstanding success in sales of storage batteries in China.

Lou Sourong. Mr. Lou has served as a Vice President of the Registrant since the closing date of the Exchange. From October 2007 to present, Mr. Lou has served as a Deputy General Manager of CCEC, a manufacturing company in China. From April 2006 to September 2007, Mr. Lou served as Executive Deputy General Manager for Changxing Nuo Wan Te Ke Co., Ltd., a manufacturing company in China. Prior to that, Mr. Lou served as the factory director and marketing manager in Changxing Chisen Glass Co., Ltd., a manufacturing company in China from June 1996 to March 2006. Mr. Lou has extensive experience in materials supply, procurement and production plan management.

Liu Chuanjie. Mr. Liu has served as Treasurer of the Registrant since the closing date of the Exchange and has served as a Director of the Registrant since November 24, 2008. Mr. Liu also serves as Controller, Director of Finance and as a Director of Chisen since May 2004. Mr. Liu has expertise in accounting systems and national accounting policies, fund raising and investing. Prior to joining Chisen, Mr. Liu served as the head of the financial department of Changxing Chisen Xinguangyuan Co., Ltd., a manufacturing company in China, from October 2000 to April 2004. Mr. Liu is a graduate of the Institute of Jiaxing.

Dong Quanfeng. Professor Dong has served as a Director of the Registrant since November 24, 2008. Professor Dong has served as a Chemistry professor and doctorial tutor at the Department of Chemistry of Xiamen University since March 2006. Professor Dong concurrently acts as a visiting research fellow at the National Hi-Tech Green Material Development Center, is a Member of the Editorial Board of the industry magazine “Battery”, is a Member of the Chinese Institute of Electrics Chemical and Physical Power Committee, a Member of ISE, a Member of the American ECS and is the Vice Director of the Changxing Chisen Physical Chemistry Battery Research Center. Professor Dong is engaged in the research of new chemical electric power sources and related energy storage material and has finished several national and provincial-municipal scientific research projects. In 1997, Professor Dong won the provincial second prize of the Development of Science and Technology. In 1999, Professor Dong won the technology innovation prize of Hubei province. In 2004, Professor Dong won third prize of the Development of Science and Technology of Xiamen. In 2006, he won the title of “Technology Innovation Advanced Individual” by the National Information Industry. Professor Dong has issued over 80 papers on internationally significant academic journals and has applied for several patents. Prior to his employment as a full time professor at Xiamen University, Professor Dong served as an associate professor at Xiamen University since January 2003. Mr. Dong graduated from Wuhan University with a degree in Chemistry and performed postdoctoral research at Israel Technical Institute.

Jiang Yanfu. Professor Jiang has served as a Director of the Registrant since November 24, 2008. Professor Jiang has served as a professor and doctorial tutor of business administration at Tsinghua University since December 1993. Professor Jiang has served as Dean of the Entrepreneurial Research Center since April 2000 and has served as academic director-general and co-founded of Trinity Innovation since December 2003, a consulting company in China.. Professor Jiang has expertise in entrepreneurial management, corporate governance and institutional economics. He has undertaken many important research programs such as the “Theoretical Study on Chinese Technology Innovation”. He served as a director of and as an advisor to many companies. Professor Jiang’s main research fields include risk investment and entrepreneurial management, corporate governance and cyber economy. The major courses he has instructed include Entrepreneurial Management, Technology and Institution Innovation, and Analysis of Institutional Economics.

Gong Xiaoyan. Ms. Gong has served as a Director of the Registrant since November 24, 2008. Ms. Gong currently serves as Chairman of Tianjin Bicycle Industrial Association, a non-governmental organization in China since June 2006. Prior to that, Ms. Gong served as Secretary-general of Tianjin Bicycle Industrial Association, a non-govermental organization in China since September 1998. She has won the titles “China Top-Hundred Female Entrepreneur”, “Most Influential Enterprises Leader of China” and “Tianjin Female Entrepreneur” issued by Tianjin Municipal Government.

Yun Hon Man. Mr. Yun has served as a director of the Registrant since November 24, 2008. Mr. Yun has served and continues to serve as a Corporate Consultant with Smart Pine Investment Limited since September 2007, a consulting firm organized under the laws of Hong Kong. Mr. Yun also serves as a Director of CH Lighting International Corporation (OTCBB: CHHN) since July 28, 2008 and as Chief Operations Officer of China INSOnline Corp. (NASDAQ: CHIO) since January 2008. Prior to that, Mr. Yun served as Corporate Controller of Hi-Tech Wealth Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO) from January 2007 through August 2007. From January 2003 through December 2006, Mr Yun served as Corporate Controller of General Components, Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO). Mr. Yun is a chartered accountant having memberships with the institute of chartered accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants. He is a member of the Hong Kong Institute of Certified Public Accountants, the Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

Legal Proceedings Involving Officers and Directors

None of the members of the Board of Directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board of Directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Significant Employees

Gui Changqing. Mr. Gui has served and continues to serve as Chief Scientist at the Zhejiang Changxing Chisen Physical-Chemical Power Supply Research and Development Center since June 2007 and as counselor of the 712 Institute since January 2005. Prior to that, Mr. Gui served as expert team member of the 712 Institute from January 2001 to December 2004. Early in his career Mr. Gui was engaged in the R&D of the powered lead-acid battery for the national military in China serving as General Engineer and Researcher. The product won a scientific and technical award from the State Commission of Science and Technology. Mr. Gui has published more than 100 papers of international significance and has trained 24 postgraduates. Mr. Gui is extremely well respected by his peers in the storage battery industry. In 1992, he won the special government allowance from the State Council, has served as Director of the Association of Chinese Chemical Physics Power Industry and as a Director of the Wuhan Power Supply Society. Mr. Gui earned his doctorate degree in electrochemistry from Shanghai Fudan University.

Wang Huanxiang. Mr. Wang has served as Technical Controller of CCEC since May 2008. Prior to that, Mr. Wang was a career researcher of the storage battery and served as Deputy General Manager of Zhejiang Chaowei Power Co., Ltd. from May 2004 to March 2008. Prior to that, Mr. Wang served as Chief of Technical Department of Zhejiang Wolong Technology Corp. from March 2001 to May 2004. He has several patents and has issued several papers, including “Research of SnSO4 Applied to Electric Bicycles” and “Drying and Changing Technical Research for Long Cycle Life Lead Acid Electrical Bicycle Battery” in various academic journals, including the International Battery. Mr. Wang is a graduate of Zhengzhou University with a degree in electrochemistry.

Lin Zugeng. Professor Lin currently works as a scientist at the Zhejiang Changxing Chisen Physical-Chemical Power Supply Research and Development Center. Professor Lin has been working with the Department of Chemistry at Xiamen University since 1956. Professor Lin is an expert in physical chemistry and electrochemistry and is one of the founders of the electrochemical curricula at Xiamen University. From July 1982 to September 1984, Professor Lin worked as a visiting scholar at the Chemical Energy Center of London’s Metropolitan University. From July 1990 to April 1999, Professor Lin served as the President of Xiamen University. Concurrently, he served as a member of an evaluation group of the Academic Degrees Committee of the State Council for the subject of chemistry, a director of the Chinese Chemical Society, Chief Commissary of the Electrochemistry Committee of Chinese Chemical Society, Deputy Chief Commissary of the Professional Committee of Chemical and Physical Power at the Chinese Institute of Electronics and Deputy Editor-in-Chief of the Chemical Journal of Chinese Universities. Professor Lin has many significant achievements in electrochemical experimental technology, electrode material of chemical power, electrode processes of chemical power and spectral electrochemistry, and has undertaken many national key projects, including the 863 Plan and the National Natural Science Foundation. Professor Lin has published more than 100 papers in domestic and foreign academic journals, has been awarded 3 times the national scientific prize and 3 times the provincial scientific prize. In 1988, Professor Lin was acknowledged as an expert with outstanding achievement. Now Prof. Lin works as scientist of Chisen Technical Development Center.

Huang Wen. Mr. Huang currently works as the Chief Technical Officer of CCEC and has served in such capacity since September 2006. From October 2005 to August 2006, Mr. Huang served as Technical Engineer of Zhejiang Chaowei Power Co., Ltd. Prior to that, Mr. Huang served as Chief Technical Officer of CCEC from June 2003 to September 2005. Mr. Huang has been engaged in battery-related technical management for many years, has participated in the research and development of the colloidal battery and has profound knowledge of electrochemical reaction mechanisms and manufacturing processes of the lead-acid battery. Mr. Huang is a graduate with a degree in chemistry from the Henan Institute of Education.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires a company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Registrant’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

To the Registrant’s knowledge, based solely on a review of the copies of such reports furnished to the Registrant, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed as of the date of this filing.

Committees of our Board of Directors

As of January 15, 2009, our Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee established in accordance with the Exchange Act and NASDAQ rules.  Prior to January 15, 2009, we did not have an Audit Committee, a Compensation Committee or a Corporate Governance and Nominating Committee.  Since January 15, 2009, the Audit Committee met two (2) times, the Compensation Committee met one (1) time and the Corporate Governance and Nominating Committee met one (1) time.  A brief description of each committee is set forth below.

•
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditor’s objectivity and independence.  The Board appointed Yun Hon Man, Gong Xiaoyan, Dong Quanfeng and Jiang Yanfu to serve as members of the Audit Committee, with Yun Hon Man serving as Chairman, commencing on January 15, 2009.  Our Audit Committee financial expert is Yun Hon Man, an independent director.

•
Compensation Committee – The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to our executive officers and directors, including stock compensation and loans, and all bonus and stock compensation to all employees.  The Board appointed Jiang Yanfu, Dong Quanfeng, Yun Hon Man and Gong Xiaoyan to serve as members of the Compensation Committee, with Jiang Yanfu serving as Chairman, commencing on January 15, 2009.

•
Corporate Governance and Nominating Committee – The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation.  The Nominating Committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements.  We have not adopted procedures by which security holders may recommend nominees to our Board of Directors.  The Board appointed Gong Xiaoyan, Dong Quanfeng, Yun Hon Man and Jiang Yanfu to serve as members of the Corporate Governance and Nominating Committee, with Gong Xiaoyan serving as Chairman, commencing on January 15, 2009.

•	Strategy and Steering Committee – The Board appointed Xu Kecheng, He Zhiwei and Wang Chunyan to serve as members of the Strategy and Steering Committee, with Xu Kecheng serving as Chairman.

Committee Charters

On January 15, 2009, the Board approved Charters for each of the Audit Committee, Compensation Committee and the Corporate Governance and Nominating Committee. Copies of the Audit Committee Charter, the Compensation Committee Charter and the Corporate Governance and Nominating Committee Charter are referenced hereto as Exhibits 99.1, 99.2 and 99.3, respectively.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Not required for a “smaller reporting company”.

Summary Compensation Table

The following table sets forth compensation information for services rendered by our named executive officers and certain of our former principal executive officers in all capacities during the last 2 completed fiscal years (ended March 31, 2009 and March 31, 2008). The compensation listed below was paid to our current officers by SkyAce. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non- Equity Incentive Plan Compen- sation (US$) (g)	Non- qualified Deferred Compen- sation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Xu Kecheng, President &	2009	9,356	-0-	-0-	-0-	-0-	-0-	-0-	9,356
CEO (1)	2008	6,855	-0-	-0-	-0-	-0-	-0-	-0-	6,855

He Zhiwei, Chief Financial	2009	80,051	-0-	-0-	-0-	-0-	-0-	-0-	80,051
Officer (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lou Shourong, Vice-	2009	8,257	-0-	-0-	-0-	-0-	-0-	-0-	8,257
President (3)	2008	6,273	-0-	-0-	-0-	-0-	-0-	-0-	6,273

Liu Chuanjie, Treasurer (4)	2009	7,900	-0-	-0-	-0-	-0-	-0-	-0-	7,900
	2008	6,405	-0-	-0-	-0-	-0-	-0-	-0-	6,405

Don Peay, Former Principal	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Executive Officer (5)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mathew Evans, Former	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive Officer (6)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
Xu Kecheng has served as the Registrant’s Chief Executive Officer and President effective as of the closing date of the Exchange.  Mr. Xu also served (and continues to serve) as President of CCEC during the fiscal years ended March 31, 2009 and 2008.  Mr. Xu’s compensation for 2008 reflects his services as President of CCEC and his compensation during the year ended March 31, 2009 reflects his services as CEO and President of the Registrant and President of CCEC, combined.

(2)	He Zhiwei has served as the Registrant’s Chief Financial Officer effective as of the closing date of the Exhange.

(3)
Lou Shourong has served as the Registrant’s Vice-President effective as of the closing date of the Exchange.  Mr. Lou also served (and continues to serve) as a Deputy General Manager of CCEC during the fiscal years ended March 31, 2009 and 2008.  Mr. Lou’s compensation for 2008 reflects his services as Deputy General Manger of CCEC and his compensation for the year ended March 31, 2009 reflects his services as Vice-President of the Registrant and Deputy General Manager of CCEC, combined.

(4)
Liu Chuanjie has served as the Registrant’s Treasurer effective as of the closing date of the Exchange.  Mr. Liu also serviced (and continues to serve) as Controller and Director of Finance of CCEC during the fiscal years ended March 31, 2009 and 2008.  Mr. Liu’s compensation for 2008 reflects his services as Controller and Director of Finance of CCEC and his compensation for the year ended March 31, 2009 reflects his services as Treasurer of the Registrant and Controller and Director of CCEC, combined.

(5)	Mr. Peay was the Sole Officer and Director of World Trophy from World Trophy’s inception through June 13, 2008.

(6)	Mr. Evans was the Sole Officer and Director of World Trophy from World Trophy’s inception through June 13, 2008.

As of March 31, 2009, the Registrant did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans” or “Potential Payments Upon Termination or Change in Control” to report.

Furthermore, the Company does not have any bonuses, stock awards, option awards, non-executive incentive plan compensation or non-qualified deferred compensation earnings to report.

Executive Compensation – Narrative Disclosure

Mr. Evans, our sole officer immediately prior to the Exchange, did not receive any compensation for his services rendered to the Registrant, had not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Registrant, however Mr. Evans was entitled to reimbursement for expenses incurred on the Registrant’s behalf.  Immediately prior to the Exchange, Mr. Evans owned 28,500,000 shares of Common Stock (post November 4, 2008 3-for-1 dividend distribution of the Common Stock and prior to his cancellation of 18,658,200 shares of Common Stock on the Closing Date) constituting 84.67% of the issued and outstanding Common Stock immediately prior to the Exchange.

The Company did not provide any compensation to Mr. Evans for his services as sole director during the fiscal year ended March 31, 2008. The Company may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Director Compensation

We did not provide any compensation to our Directors during the fiscal year ended March 31, 2009. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Additional Narrative Disclosure

Employment Agreements

There are currently no employment agreements by and between the Registrant and its employees. CCEC has a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms. A form of such labor contract is referenced hereto as Exhibit 10.2.

Benefit Plans

The Registrant has no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees; however our Board may recommend the adoption of one or more such programs in the future.

In accordance with Chinese law, CCEC offers a welfare program pursuant to which it pays pension, accident, medical, birth, job and house allowance payments for all contract employees of CCEC.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of June 28, 2009. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership After Exchange	Amount of Indirect Ownership After Exchange		Total Beneficial Ownership After Exchange		Percentage of Class(2)
Xu Kecheng, Chairman of the Board, Chief Executive Officer & President	0	32,900,000	(3)	32,900,000	(3)	65.8%
He Zhiwei, Chief Financial Officer and Director	0	0		0		0%
Fei Wenmei, Corporate Secretary	0	0		0		0%
Liu Chuanjie Treasurer and Director	0	0		0		0%
Zhu Zhongli, Vice-President of Sales	0	0		0		0%
Lou Shourong, Vice President	0	0		0		0%
Dong Quanfeng, Director	0	0		0		0%
Jiang Yanfu, Director	0	0		0		0%
Gong Xiaoyan, Director	0	0		0		0%
Yun Hon Man, Director	0	0		0		0%
ALL DIRECTORS AND OFFICERS AS A GROUP (9 PERSONS):	0	32,900,000		32,900,000		65.8%
Cheer Gold Development Limited Level 5 Development Bank of Samoa Building Beach Road, Apia, Samoa	32,900,000	0		32,900,000		65.8%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Registrant.
(2)
Applicable percentage of ownership is based on 50,000,000 shares of our Common Stock outstanding as of June 28, 2009 (post 3-for-1 dividend distribution of the Common Stock on November 4, 2008), together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of June 28, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Xu Kecheng may be considered to beneficially own 32,900,000 shares by virtue of his 100% ownership in Wisejoin Group Limited, which owns and controls 100% of Cheer Gold, which directly beneficially owns 32,900,000 shares of Common Stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

 World Trophy’s Related Party Transactions

At March 31, 2007, the accounts payable - related party consisted of a $1,000 balance due to a former president and majority stockholder of the Registrant for the purchase of inventory.  The payable was non-interest bearing and was paid during the fiscal year ended March 31, 2008.

In October 2006, a former president and majority stockholder of the Registrant loaned to the Registrant $2,000 in the form of a promissory note payable on demand.  The note was unsecured and bore interest at 8% per annum.  Accrued interest expense on the note at March 31, 2007 was $79.  Interest expense incurred on the note was $3 and $79 for the years ended March 31, 2008 and 2007.  The note and all accrued interest were repaid during the year ended March 31, 2008.

Exchange Agreement (Change of Control)

On November 14, 2008, World Trophy acquired all of the issued and outstanding capital stock of Fast More from the Stockholders in exchange for the issuance of an aggregate Thirty-Five Million (35,000,000) newly-issued shares of common stock of the Registrant to Cheer Gold and Floster (32,900,000 and 2,100,000 shares, respectively) pursuant to the terms of the Exchange Agreement. As a result of the Exchange, the Stockholders collectively beneficially own seventy percent (70%) of the voting capital stock of the Registrant (65.8% and 4.2% owned by Cheer Gold and Floster, respectively).

 Chisen’s Related Party Transactions

Each of the following related party transactions represent unsecured advances which are interest-free and repayable on demand.
Prior to March 31, 2008, Chisen loaned to Zhejiang Changxing Ruilang Electronic Company Limited, a company which is controlled by a close family member of Mr. Xu Kecheng (“Ruilang Electronic”), approximately US$897,000 to help Ruiland Electronic settle liquidity shortages in order to develop a business relationship with Ruiland Electronic.  This amount was repaid in full in April 2008.  In turn, as of March 31, 2009, Ruilang Electronic has provided guarantees of approximately US$2,483,000 against certain short-term bank loans to Chisen by China Construction Bank Corporation (Changxing Branch) which is collateralized by land use rights owned by Ruilang Electronic.

Prior to March 31, 2008, Chisen loaned to Zhejiang Chisen Glass Company Limited, a company which is controlled by a close family member of Mr. Xu Kecheng (“Chisen Glass”), approximately US$178,000 to help Chisen Glass settle liquidity shortages in order to build a business relationship with Chisen Glass.  In turn, as of March 31, 2009, Chisen Glass has provided guarantees of approximately US$4,821,000  against certain short-term bank loans made to Chisen by China Construction Bank Corporation (Changxing Branch)  and Changxing Rural Cooperative Bank.  Additionally, in April 2008, Chisen purchased a motor vehicle from Chisen Glass valued at approximately US$160,000. In May 2008, Chisen again loaned to Chisen Glass US$260,000 in order to help settle liquidity shortages.  As of March 31, 2009, the amount currently outstanding was approximately US$278,000.

As of March 31, 2009, Chisen owed approximately US$195,000 to Ms. Zhou Fang Qin, the spouse of Mr. Xu Kecheng, in connection with an arrangement whereby two of Chisen’s major bank accounts are held under her name. For those customers of Chisen who choose to make settlements with Chisen through the remittance of funds, such funds are transferred to these bank accounts. Ms. Zhou will then transfer such funds to the Company’s own bank accounts. The purpose of such arrangement is to shorten the processing time of the remittance of funds for the sole benefit of the Company and no bank service fees are charged to either party under such arrangement.

As of March 31, 2008, Chisen borrowed approximately US$5,127,000 from Mr. Xu Kecheng for the purpose of settling Chisen’s liquidity shortages. The full amount was repaid in August 2008, October 2008, November 2008, December 2008 and January 2009 (in succession) and therefore as of March 31, 2009, the balance was US$0.

As of March 31, 2008, Chisen borrowed approximately US$912,000 from Changxing Chisen Xinguangyuan Co., Ltd., a company which is controlled by a close family member of Mr. Xu Kecheng (“Xinguangyuan”), for the purpose of settling Chisen’s liquidity shortages. The full amount was repaid as of April 2008.

As of March 31, 2008, Chisen had borrowed approximately US$163,000 from Changxing Nuo Wan Te Ke Co., Ltd., a company which is controlled by a close family member of Mr. Xu Kecheng, for the purpose of purchasing certain raw materials (glass products).  The full amount was repaid in June 2008.
As of March 31, 2008 and 2009, Chisen borrowed US$586,000(equivalent to RMB 4,118,000) from Zhejiang Ai Ge Organism Products Company Limited, a company which is controlled by Mr. Xu Kecheng (“Ai Ge Organism”) to help Chisen settle liquidity shortages.   As of March 31, 2009, the balance was US$602,000.  No settlement was made by Chisen during the year ended March 31, 2009.   The difference in amount between March 31, 2008 and March 31, 2009 is mainly attributable to the effect of the fluctuations in exchange.

As of March 31, 2009, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$3,652,000 to secure certain notes payable of Chisen.

As of March 31, 2009, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in the aggregate, of approximately US$8,765,000 and US$4,382,000, respectively, to secure certain short-term bank loans and notes payable of the Chisen.

Policies and Procedures for Related-Party Transactions

The Company did not have any policies or procedures for related party transactions for the fiscal year ended March 31, 2009.

Promoters and Certain Control Persons

None.

Director Independence

The following directors are independent: Dong Quanfeng, Jiang Yanfu, Gong Xiaoyan and Yun Hon Man. The following directors are not independent: Xu Kecheng, He Zhiwei and Liu Chuanjie.

ITEM 14.	Principal Accountant Fees and Services

Effective as of January 14, 2009, the Board of Directors of the Registrant dismissed Pritchett, Siler & Hardy, P.C. (“PS&H”) as the independent registered public accounting firm of the Registrant.  The following is a summary of fees incurred for services rendered.

The firm of Mazars CPA Limited (“Mazars”) acts as our independent registered public accounting firm effective as of January 14, 2009.  The following is a summary of fees incurred for services rendered.

Audit Fees

During the year ended March 31, 2009, the fees for our current principal accountant, Mazars, were $120,000 for the audit of our consolidated financial statements included in this Annual Report and reviews of Form 10-Q.

During the year ended March 31, 2009, the fees for our former principal accountant, PS&H, were $1,944 and $1,915 for quarterly reviews for the periods ended June 30, 2008 and September 30, 2008, respectively.

Audit-Related Fees

During the year ended March 31, 2009, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the year ended March 31, 2009, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the year ended March 31, 2009, there were no fees billed for products and services provided by the current principal accountant, Mazars, other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Board of Directors during the fiscal year ended March 31, 2009, which, at the time of such approval, performed all of the functions of an Audit Committee in light of the subsequent formal creation of the Company’s existing Audit Committee and adoption of the Audit Committee’s Charter in January 2009.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHISEN ELECTRIC CORPORATION
Date: June 27, 2009

	By:	/s/ Xu Kecheng
		Name:	Xu Kecheng
		Titles:	Chairman of the Board, Chief Executive Officer, President, Principal Executive Officer

/s/ He Zhiwei
		Name:	He Zhiwei
		Titles:	Chief Financial Officer and Principal Financial and Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Xu Kecheng	Chairman of the Board, Chief Executive Officer,
Name: Xu Kecheng	President, Principal Executive Officer	June 27, 2009

/s/ He Zhiwei	Chief Financial Officer, Principal Accounting and
Name: He Zhiwei	Financial Officer and Director	June 27, 2009

/s/ Liu Chuanjie
Name: Liu Chuanjie	Treasurer and Director	June 27, 2009

/s/ Dong Quanfeng
Name: Dong Quanfeng	Director	June 27, 2009

/s/ Jiang Yanfu
Name: Jiang Yanfu	Director	June 27, 2009

/s/ Gong Xiaoyan
Name: Gong Xiaoyan	Director	June 27, 2009

/s/ Yun Hon Man
Name: Yun Hon Man	Director	June 27, 2009

Audited Consolidated Financial Statements of

Chisen Electric Corporation

For the years ended March 31, 2009 and 2008

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations and Other Comprehensive Income	F-3

Consolidated Balance Sheets	F-4 – F-5

Consolidated Statements of Changes in Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to and Forming Part of Consolidated Financial Statements	F-9 – F-29

Report of Independent Registered Public Accounting Firm

To the Audit Committee, Board of Directors and stockholders of:
Chisen Electric Corporation

We have audited the accompanying consolidated balance sheets of Chisen Electric Corporation ( “Chisen Electric”) and its subsidiaries (together with Chisen Electric, collectively referred to as the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: June 26, 2009

Chisen Electric Corporation

Consolidated Statements of Operations and Other Comprehensive Income
For the years ended March 31, 2009 and 2008

		Years ended March 31,
		2009	2008
	Note	US$’000	US$’000
Operating revenues:
Net sales to third parties		109,020	65,387

Cost of sales		(88,823)	(51,964)

Gross income		20,197	13,423

Operating expenses:
Sales, marketing and distribution		(5,337)	(4,878)
General and administrative		(4,007)	(1,650)

Operating income		10,853	6,895

Other income, net		758	671
Interest income		362	62
Interest expense		(1,232)	(815)

Income before income taxes		10,741	6,813

Income taxes expenses	4	(1,861)	(112)

Net income		8,880	6,701

Other comprehensive income
Foreign currency translation adjustment		278	731

Comprehensive income		9,158	7,432

		Shares	Shares

Earnings per share
Weight average number of common stock outstanding
- basic and diluted		50,000,000	50,000,000

		US$	US$

Net income per share of common stock
- basic and diluted		0.18	0.13

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2009 and 2008

		As of March 31,
		2009	2008
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		2,620	786
Restricted bank balances	5	13,878	6,408
Other financial assets	6	1,314	5,035
Accounts receivable, net		35,023	15,476
Other receivables		842	453
Prepayments		862	333
Due from related parties	13(b)	474	1,242
Inventories	7	17,135	12,293

Total current assets		72,148	42,026

Available-for-sale financial assets		878	856
Long-term land lease prepayments, net		608	496
Property, plant and equipment, net	8	5,315	4,102

Total assets		78,949	47,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable		11,176	6,070
Notes payable	9	23,343	-
Accrued expenses and other accrued liabilities		3,769	3,389
Due to related parties	13(b)	639	6,812
Income taxes payable		264	118
Short-term bank borrowings	10	20,451	21,361

Total current liabilities		59,642	37,750

Government subsidies	11	186	227
Deferred tax liabilities	4(c)	460	-

Total non-current liabilities		646	227

Total liabilities		60,288	37,977

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2009 and 2008

		As of March 31,
		2009	2008
	Note	US$’000	US$’000

Commitments and contingencies	14	-	-

Shareholders’ equity:
Preferred stock, US$0.001 per value each: 10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each: 100,000,000 shares authorized
50,000,000 shares issued and outstanding	1	50	50
Capital reserves		144	144
Statutory reserves	12	1,103	71
Accumulated other comprehensive income		948	670
Retained earnings		16,416	8,568

Total shareholders’ equity		18,661	9,503

Total liabilities and shareholders’ equity		78,949	47,480

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Changes in Shareholders' Equity
For the years ended March 31, 2009 and 2008

	Common stock issued
	Number of shares	Amount	Capital reserves	Statutory reserves	Accumulated Other Comprehensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2007	50,000,000	50	144	-	61	1,938	2,193
Net income	-	-	-	-	-	6,701	6,701
Transfer to statutory reserves	-	-	-	71	-	(71)	-
Foreign currency translation adjustment	-	-	-	-	609	-	609

Balance as of March 31, 2008	50,000,000	50	144	71	670	8,568	9,503

Balance as of April 1, 2008	50,000,000	50	144	71	670	8,568	9,503
Net income	-	-	-	-	-	8,880	8,880
Transfer to statutory reserves	-	-	-	1,032	-	(1,032)	-
Foreign currency translation adjustment	-	-	-	-	278	-	278

Balance as of March 31, 2009	50,000,000	50	144	1,103	948	16,416	18,661

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Cash Flows
For the years ended March 31, 2009 and 2008

	Years ended March 31,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities
Net income	8,880	6,701
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	451	258
Written-off of property, plant and equipment	44	-
Amortization of long-term land lease prepayments	13	10
Exchange differences	(84)	500
Written back of provision for doubtful debts	-	(16)
Provision for warranty costs	(302)	161
Government grant recognized	(47)	(4)
Investment income from available-for-sale financial assets	(131)	(202)
Deferred taxation	460
Changes in assets and liabilities:
Other financial assets	3,851	(4,491)
Accounts receivable, net	(19,148)	(7,841)
Other receivables	(377)	(188)
Prepayment	(520)	(44)
Inventories	(4,524)	(6,825)
Accounts payable	4,949	2,893
Notes payable	23,343	(142)
Accrued expenses and other accrued liabilities	637	947
Due to related parties	(6,348)	(2,342)
Income taxes payable	142	112

Net cash provided by (used in) operating activities	11,289	(10,513)

Cash flows from investing activities
Acquisition of available-for-sale financial assets	-	(770)
Purchase of property, plant and equipment	(1,647)	(1,021)
Additions of long-term land lease prepayments	(113)	(70)
Investment in restricted bank balances, net	(7,304)	(6,266)
Dividend received from available-for-sale financial assets	131	121
Increase in capital reserve	-	19

Net cash used in investing activities	(8,933)	(7,987)

Cash flows from financing activities
Advanced from related parties, net	800	(579)
Proceeds from short-term bank loans	20,451	16,082
Repayment of short-term bank loans	(21,912)	(9,673)
Proceeds from bills financing, net	-	12,816
Proceed from issuance of common stock	-	50

Net cash (used in) provided by financing activities	(661)	18,696

Net increase in cash and cash equivalents	1,695	196

Cash and cash equivalents, beginning of year	786	619
Effect on exchange rate changes	139	(29)

Cash and cash equivalents, end of year	2,620	786

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Cash Flows
For the years ended March 31, 2009 and 2008

	Years ended March 31,
	2009	2008
	US$’000	US$’000

Supplemental disclosure of cash flow information
Interest received	261	62
Interest paid	1,160	815
Tax paid	1,264	-

Non-cash investing activity
Purchase of property, plant and equipment recorded as payable to contractors	211	248

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Chisen Electric Corporation (“Chisen Electric”), formerly known as World Trophy Oufitters, Inc., was formed as a Nevada corporation on January 13, 2005. Its common stocks are currently trading on the Over-The-Counter Bulletin Board under the symbol “CIEC.OB”.

Chisen Electric is an investment holding company with no operations. The principal activities of its subsidiaries (together with Chisen Electric, collectively referred as “the Company”) are the manufacture and sales of sealed lead-acid battery products and investment holding.

Details of Chisen Electric’s subsidiaries as of March 31, 2009 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Changxing Chisen Battery Co., Limited (“Changxing Chisen”) *	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead-acid battery products

*	This is a direct translation of the name in Chinese for identification purpose only and is not the official name in English.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Upon the completion of the Share Exchange Transaction (including, but not limited to, the cancellation of the 18,658,200 shares of Chisen Electric’s common stock concurrent and simultaneous with the consummation of the Share Exchange Transaction) on November 12, 2008, there were 50,000,000 shares of Chisen Electric’s common stock issued and outstanding.

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

In order to rationalize the corporate structure and prepare for the Share Exchange Transaction, Fast More and Changxing Chisen (collectively referred to as “the Fast More Group”) underwent a reorganization (“Reorganization”). On February 16, 2008, Fast More acquired the 51%, 9% and 40% equity interest in Changxing Chisen from Mr. Xu Kecheng, Mr. Xu Keyong and BEME International Co., Limited at a consideration of RMB6,502,500 (equivalent to USD926,000), RMB1,147,500 (equivalent to USD164,000) and RMB5,100,000 (equivalent to USD726,000) respectively. Upon the completion of the transactions, Changxing Chisen became a wholly-owned subsidiary of Fast More.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles
The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Basis of consolidation

The consolidated financial statements include the financial information of Chisen Electric and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Segmental information
During the years ended March 31, 2009 and 2008, all revenue of the Company represented income from sales of sealed lead-acid batteries and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

Research and development

All costs of research and development activities are generally expensed as incurred. Research and development costs were US$117,000 and US$34,000 for the years ended March 31, 2009 and 2008, respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as sales, marketing and distribution costs as incurred. Advertising costs were US$389,000 and US$319,000 for the years ended March 31, 2009 and 2008, respectively.

Retirement plan costs
Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$130,000 and US$93,000, for the years ended March 31, 2009 and 2008, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment (“PPE”) and long-term land lease prepayments (Continued)
Depreciation is provided, on a straight-line basis, to write off the cost less accumulated impairment losses of each PPE item at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values as follows:

Buildings	20 years
Furniture, fixtures and office equipment	10 years
Motor vehicles	5 years
Plant and machinery	10 years

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other income.

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

Impairment of long-lived assets
Long-lived assets are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and recorded as a reduction of original costs. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivables and allowance for doubtful accounts
The allowance for the risk of non-collection of trade accounts receivable takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Accounts receivable are presented net of an allowance for doubtful accounts of US$6,000 and US$6,000 as of March 31, 2009 and 2008, respectively.

Cash and cash equivalents
Cash represents cash on hand and deposits with financial institutions which are repayable on demand. Cash equivalents represent short-term, highly liquid investments purchased with an original maturity of three months or less, which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

Foreign currency translation
Items included in the financial statements of the Company’s subsidiary are measured using Renminbi (“RMB”), the currency of the primary economic environment in which the entity operates (“functional currency”). The consolidated financial statements are presented in United States Dollars (“US$”), which is the Company’s presentation currency.

Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement.

On consolidation, the results and financial position of all the group entities that have a functional currency different from the presentation currency are translated as follows:

(a)	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
(b)	income and expenses for each statement of operations are translated at average exchange rates;
(c)	all resulting exchange differences are recognized as a separate component of equity.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments
The estimated fair values for financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision.

The Company’s financial instruments include restricted bank balances, other financial assets, accounts and other receivables/payables, prepayments and short-term bank borrowings. The management has estimated that the carrying amount approximates their fair value due to their short-term nature. The fair value of the Company’s unearned portion of government grants are estimated based on the current rates offered to the Company for debt of similar terms and maturities. The fair value of these non-current financial instruments was not materially different from their carrying value as of March 31, 2009 and 2008.

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

	Years ended March 31,
	2009	2008
	US$’000	US$’000

Balance as of April 1,	413	220
Exchange realignment	9	-
Accrual for warranties issued during the year	91	1,452
Settlement made during the year	(392)	(1,259)

Balance as of March 31,	121	413

Government subsidies
Government subsidies are recognized as income over the periods necessary to match them with the related costs. Subsidies related to expense items are recognized in the same period as those expenses are charged in the consolidated statements of operations and other comprehensive income and are reported separately as other income.

Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of estimates
The preparation of the consolidated financial statements in conformity with USGAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. The management evaluates these estimates and judgments on an ongoing basis and bases their estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that they believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.

Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Earnings per share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended March 31, 2009 and 2008.

Upon the completion of the Share Exchange Transaction, the number of Chisen Electric’s common stock issued and outstanding, taken into account of the 3 for 1 forward split as detailed in note 1 was increased to 50,000,000 shares and was applied retrospectively for the calculation of earnings per share.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of recently issued accounting standards
On September 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSB”) No. 133-1 and FASB Interpretation (“FIN”) 45-4, Disclosures about credit derivatives and Certain Guarantees - An amendment of Statements of Financial Accounting Standards (“SFAS”) 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual and interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.

On October 10, 2008, the FASB issued a FASB staff position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active.  Besides, the FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No.157, amending SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, until fiscal years beginning after November 15, 2008, and interim period within these fiscal years. The adoption of these new pronouncements is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for financial statements issued after December 15, 2008. The adoption of the provisions of FSP FAS 140-4 and FIN 46(R)-8 is not expected to change the Company’s current accounting practices and disclosures.

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the period beginning April 1, 2009. Management is assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on the Company’s financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in the interim periods.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

3.	OPERATING RISKS

(a)	Concentration of major customers and suppliers
	Years ended March 31,
	2009	2008
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	US$51,676,000	US$26,161,000
Percentage of sales	47%	40%
Number	1	1

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	US$47,415,000	US$33,595,000
Percentage of purchases	60%	58%
Number	4	3

Accounts receivable related to the Company’s major customers comprised 85% and 75% of all account receivables as of March 31, 2009 and 2008, respectively.

Accounts payable related to the Company’s major suppliers comprised 24% and 15% of all account payables as of March 31, 2009 and 2008, respectively.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regards to the related receivables.

(b)	Country risks

The Company’s major subsidiary has operation conducted in the PRC. Accordingly, its business, financial condition and result of operation maybe influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

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

Hong Kong Profits Tax has not been provided as Fast More had no assessable profit for the year.

Changxing Chisen is subject to state and local enterprise income taxes in the PRC at a standard rate of 30% and 3%, respectively, up to December 31, 2007.

In March 2007, the National People’s Congress enacted the New Enterprise Income Tax (“EIT”) Law, which became effective on January 1, 2008. In December 2007, the State Council promulgated the “Implementation Regulations to the EIT Law and the Notice to Enterprise Income Tax Transition Incentive Policy”, which also became effective on January 1, 2008.

Under those laws and regulations, a unified income tax rate of 25% will apply to all domestic and foreign invested enterprises, unless they qualify for special tax benefits under certain limited exceptions. The applicable income tax for Changxing Chisen will be 25% for year 2008 onwards. Since the deferred tax assets and deferred tax liabilities shall be measured at the tax rates that are expected to apply to the periods when the asset is realized or the liability is settled, the change in the applicable tax rate will affect the determination of the carrying values of deferred tax assets and deferred tax liabilities of Changxing Chisen. The Company recognizes the deferred tax balances based on their best estimation on the effects of the New EIT Law and will continue to evaluate the impact on its operating results and financial positions of future periods as more detailed rules and other related regulations are announced.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

4.	INCOME TAXES (CONTINUED)

Changxing Chisen received official designation by the local tax authority as a foreign invested enterprise engaged in manufacturing activities and is confirmed by the local tax authority that it is exempted from enterprise income tax for two years commencing from the first profitable year in 2006, followed by a 50% reduction for the next three years.

Dividends payable by a foreign invested enterprise to its foreign investors in Hong Kong are subject to a 5% withholding tax.

(a)	Income tax expenses are comprised of the following:

	Years ended March 31,
	2009	2008
	US$’000	US$’000

Current taxes arising in the PRC:
For the year	1,401	112

Deferred taxes arising in the PRC:
For the year	460	-

	1,861	112

Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) issued by the FASB clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

4.	INCOME TAXES (CONTINUED)

(a)	(Continued)

Subject to the provision of FIN 48, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2009 and 2008, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of March 31, 2009 and 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended March 31, 2009 and 2008, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2008: 31%) is as follows:

	Years ended March 31,
	2009	2008
	US$’000	US$’000

Expected income tax expenses	2,693	2,075
Effect on tax incentives / holiday	(1,319)	(1,968)
Non-deductible items	217	118
Withholding tax	481	-
Others	(211)	(113)

Income tax expenses	1,861	112

(c)	Components of net deferred tax liabilities were as follows:

	Years ended March 31,
	2009	2008
	US$’000	US$’000

Withholding tax	460	-

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

5.	RESTRICTED BANK BALANCES

Restricted bank balances as of March 31, 2009 and 2008 represented time deposits with original maturity between three and twelve months. As of March 31, 2009, all restricted bank balances were pledged for the issue of notes payable as disclosed in Note 9 below. As of March 31, 2008, all restricted bank balances were pledged to secure bills financing as set out in Note 10 below.

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of accounts receivable balances. As of March 31, 2009 and 2008, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

7.	INVENTORIES

Inventories consisted of the following:
	As of March 31,
	2009	2008
	US$’000	US$’000

Raw materials	4,269	2,577
Work-in-progress and semi-finished goods	9,370	3,502
Finished goods	3,496	6,214

	17,135	12,293

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

8.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of March 31,
	2009	2008
	US$’000	US$’000

Buildings	2,632	2,213
Plant and machinery	2,386	1,545
Motor vehicles	807	598
Furniture, fixtures and office equipment	427	215
Construction-in-progress	365	362

	6,617	4,933

Accumulated depreciation	(1,302)	(831)

	5,315	4,102

Depreciation expenses was US$451,000 and US$258,000 for the years ended March 31, 2009 and 2008, respectively.

The Company has pledged certain buildings and machineries as collaterals against general banking facilities granted to Changxing Chisen. Details of which are disclosed in Note 10.

9.	NOTES PAYABLE

All notes payable issued by the Company were interest-free, guaranteed by banks, repayable within six months from date of issue and collateralized by restricted bank balances as set out in Note 5 and certain land lease prepayments and buildings as set out in Note 10(i) below.

In addition, various parties have issued guarantee against these notes payable as follows:

	As of March 31,
	2009	2008
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 13(d))	8,034	-
Corporate guarantees issued by third parties	2,922	-

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

10.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of March 31,
	Note	2009	2008
		US$’000	US$’000

Short-term bank loans	(i)	20,451	8,544
Bills financing	(ii)	-	12,817

		20,451	21,361

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by land lease prepayments and buildings of the Company with carrying values as follows:

	As of March 31,
	2009	2008
	US$’000	US$’000

Land use rights	608	119
Buildings	2,069	595

	2,677	714

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of March 31,
	2009	2008
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 13(d))	16,069	8,544
Corporate guarantees issued by unrelated parties	4,381	-

The weighted average annual interest rates of the short-term bank loans were 6.55% and 7.76% as of March 31, 2009 and 2008, respectively.

(ii)	Bills financing

Bills financing represent amounts due to various banks which are repayable within six months from the date of issue. At March 31, 2009, the Company did not have any outstanding bills financing balances.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

11.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$47,000 was credited to the statement of operations for the year ended March 31, 2009.

12.	DISTRIBUTION OF INCOME

As stipulated by the relevant laws and regulations for Sino-foreign joint enterprises in the PRC, Changxing Chisen is required to maintain certain statutory reserves, which include a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The statutory reserves are to be appropriated from statutory net income as stipulated by statute or by the board of directors of respective subsidiaries and recorded as a component of shareholders' equity.

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

For the year ended March 31, 2008, the Company transferred US$71,000 to the statutory reserve. The reserve balance had already reached 50% of Changxing Chisen’s registered capital as at March 31, 2008. On December 31, 2008, Changxing Chisen’s registered capital was increased to US$ 7,273,000 as a result of the capital injection by Fast More. Accordingly, the Company transferred US$1,032,000 out of the after-tax profit to the statutory reserve for the year ended March 31, 2009.

The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of Changxing Chisen.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

13.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric

Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng

Mr. Xu Keyong	A close family member of Mr. Xu Kecheng

Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng

Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng

Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”)*	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translations of the name in Chinese for identification purpose only and are not official names in English.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:
	As of March 31,
	2009	2008
	US$’000	US$’000
Due from related parties:
Ms. Zhou Fang Qin	195	167
Chisen Glass	278	178
Ruilang Electronic	-	897
Xinguangyuan	1	-

	474	1,242

Due to related parties:
Mr. Xu Kecheng	-	5,127
Mr. Xu Keyong	24	24
Xinguangyuan	-	912
Ai Ge Organism	602	586
Nuo Wan Te Ke	13	163

	639	6,812

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(c)	Summary of related party transactions:

Name of related party	Nature of transactions	Years ended March 31,
		2009	2008
		US$’000	US$’000

Chisen Glass	Purchase of glass products	-	801
	Acquisition of motor vehicle	160	-
	Acquisition of available-for-sales financial assets	-	427

Nuo Wan Te Ke	Purchase of glass products	-	1,089

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements:

．	As of March 31, 2009, US$4,821,000 of the Company’s short-term bank loans was collateralized by a guarantee provided by Chisen Glass.

．	As of March 31, 2009, US$2,483,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic.

．	As of March 31, 2009, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$3,652,000 to secure the notes payable of the Company.

．
As of March 31, 2009, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$8,765,000 and US$4,382,000 to secure the short-term bank loans and notes payable of the Company, respectively.

14.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leases certain office premises under non-cancelable operating leases.  Rental expenses under operating leases for the year ended March 31, 2009 was US$206,000 (2008: US$18,000).

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of March 31, 2009 and 2008:

	As of March 31,
	2009	2008
	US$’000	US$’000

Within one year	185	74
One to two years	205	74
Two to three years	202	74
Three to four years	212	-
Four to five years	54	-

Total	858	222

(b)	Capital commitments

As of March 31, 2009 and 2008, the Company had capital expenditure commitments for construction projects and purchase of machineries of approximately US$423,000 and US$26,000, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

15.	APPROVAL OF FINANCIAL STATEMENTS

The consolidated financial statements were approved by the Audit Committee of the board of directors of Chisen Electric on June 25, 2009.