Form 10-Q
period 2009-06-30
Chisen Electric Corp
filed 2009-08-14
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 14, 2009, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended June 30, 2009 and 2008

		Three months ended June 30
	Note	2009	2008
		US$’000	US$’000
Operating revenues:
Net sales to third parties		29,475	22,225

Cost of sales		(24,105)	(18,195)

Gross income		5,370	4,030

Operating expenses:
Sales, marketing and distribution		(1,787)	(1,105)
General and administrative		(1,056)	(612)

Operating income		2,527	2,313

Other income, net		147	206
Interest income		55	7
Interest expense		(369)	(286)

Income before income taxes		2,360	2,240

Income taxes expenses	4	(355)	(328)

Net income		2,005	1,912

Other comprehensive income
Foreign currency translation adjustment		1	226

Comprehensive income		2,006	2,138

		Shares	Shares
Earnings per share
Weight average number of common stock outstanding
- basic and diluted	3	50,000,000	50,000,000

		US$	US$
Net income per share of common stock outstanding
- basic and diluted		0.04	0.04

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2009 and March 31, 2009

				(Audited)
			As of	As of
ASSETS	Note		June 30, 2009	March 31, 2009
			US$’000	US$’000
Current assets:
Cash and cash equivalents			9,085	2,620
Restricted bank balances	5		18,554	13,878
Other financial assets	6		2,136	1,314
Accounts receivable, net			34,938	35,023
Other receivables			914	842
Prepayments			2,285	862
Due from related parties	14	(b)	853	474
Inventories	7		21,767	17,135

Total current assets			90,532	72,148

Available-for-sale financial assets	8		878	878
Long-term land lease prepayments, net			605	608
Property, plant and equipment, net	9		5,346	5,315

Total assets			97,361	78,949

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2009 and March 31, 2009

				(Audited)
			As of	As of March
	Note		June 30, 2009	31, 2009
			US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable			8,695	11,176
Notes payable	10		28,021	23,343
Accrued expenses and other liabilities			6,598	3,769
Due to related parties	14	(b)	319	639
Income taxes payable			286	264
Short-term bank borrowings	11		32,141	20,451

Total current liabilities			76,060	59,642

Government subsidies	12		174	186
Deferred tax liabilities			460	460

Total non-current liabilities			634	646

Total liabilities			76,694	60,288

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.001 per value: 10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value: 100,000,000 shares authorized
50,000,000 shares issued and outstanding	1	50	50
Capital reserves		144	144
Statutory reserves		1,303	1,103
Accumulated other comprehensive income		949	948
Retained earnings		18,221	16,416

Total stockholders’ equity		20,667	18,661

Total liabilities and stockholders’ equity		97,361	78,949

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the three months ended June 30, 2009

	Common stock issued				Accumulated other
	Number of shares	Amount	Capital reserves	Statutory reserves	comprehensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000
Balance as of April 1, 2009	50,000,000	50	144	1,103	948	16,416	18,661
Net income	-	-	-			2,005	2,005
Transfer to statutory reserves	-	-	-	200		(200)	-
Foreign currency translation adjustment	-	-	-		1	-	1

Balance as of June 30, 2009	50,000,000	50	144	1,303	949	18,221	20,667

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2009 and 2008

	Three months ended June 30,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities
Net income	2,005	1,912
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	132	101
Written-off of property, plant and equipment	6	43
Amortization of long-term land lease prepayments	3	3
Exchange differences	(1)	18
Provision for warranty costs	25	(130)
Government grant recognized	(12)	(12)
Due from related parties	(378)	863
Changes in assets and liabilities:
Other financial assets	(822)	4,430
Accounts receivable, net	89	(260)
Other receivables	(206)	44
Prepayment	(1,289)	(551)
Inventories	(4,630)	(3,344)
Accounts payable	(2,482)	246
Notes payable	4,675	-
Accrued expenses and other liabilities	2,846	(1,140)
Due to related parties	(320)	(1,099)
Income taxes payable	22	213

Net cash (used in) provided by operating activities	(337)	1,337

Cash flows from investing activities
Purchase of property, plant and equipment	(211)	(300)
Additions of long-term land lease prepayments	-	(112)
Investment in restricted bank balances, net	(4,675)	-

Net cash used in investing activities	(4,886)	(412)

Cash flows from financing activities
Proceeds from short-term bank loans	13,587	1,455
Repayment of short-term bank loans	(7,743)	-
Proceeds from bills financing, net	5,844	-

Net cash provided by financing activities	11,688	1,455

Net increase in cash and cash equivalents	6,465	2,380

Cash and cash equivalents, beginning of period	2,620	786
Effect on exchange rate changes	-	16

Cash and cash equivalents, end of period	9,085	3,182

Supplemental disclosure of cash flow information
Interest paid	369	286
Tax paid	264	121

Non-cash investing activity
Purchase of property, plant and equipment recorded as payable to contractors	43	223

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Chisen Electric Corporation (“Chisen Electric”), formerly known as World Trophy Oufitters, Inc., was formed as a Nevada corporation on January 13, 2005. Its common stocks are currently trading on the Over-The-Counter Bulletin Board under the symbol “CIEC”.

Chisen Electric is an investment holding company with no operations. The principal activities of its subsidiaries (together with Chisen Electric, collectively referred as the “Company”) are the manufacture and sales of sealed lead-acid battery products and investment holding.

Details of Chisen Electric’s subsidiaries as of June 30, 2009 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities
Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Changxing Chisen Battery Co., Limited (“Changxing Chisen”) *	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead-acid battery products

Chisen Technology Holdings Corporation (“Chisen Technology”)	Nevada, United States May 18, 2009	100%	Inactive

*	This is a direct translation of the name in Chinese for identification purpose only and is not the official name in English.

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
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

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

In order to rationalize the corporate structure and prepare for the Share Exchange Transaction, Fast More and Changxing Chisen (collectively referred to as “the Fast More Group”) underwent a reorganization (“Reorganization”) prior to the consummation of the Share Exchange Transaction.

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

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 29, 2009 for the year ended March 31, 2009. The results of operations for the three months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

Recently issued accounting pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for the period beginning April 1, 2009. The adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 did not have any material impact on the Company’s financial statements.

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Recently issued accounting pronouncements (Continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted SFAS 165 in the first quarter of 2009/2010 and the adoption of SFAS 165 did not impact the Company’s consolidated financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date we issued these financial statements. During this period we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “the FASB Accounting Standards Codification” (“Codification”). Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification in the second quarter of fiscal 2010. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way US GAAP is referenced within the consolidated financial statements and accounting policies.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended June 30, 2009 and 2008.

Upon the completion of the Share Exchange Transaction, the number of Chisen Electric’s common stock issued and outstanding, taken into account of the 3 for 1 forward split as detailed in note 1 was increased to 50,000,000 shares and was applied retrospectively for the calculation of earnings per share.

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

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

Changxing Chisen is subject to state and local enterprise income taxes in the PRC at a standard rate of 25%. Changxing Chisen received official designation by the local tax authority as a foreign invested enterprise engaged in manufacturing activities and is confirmed by the local tax authority that it is exempted from enterprise income tax for two years commencing from the first profitable year in 2006, followed by a 50% reduction for the next three years.

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 5% withholding tax.

(a)	Income tax expenses are comprised of the following:

	Three months ended June 30
	2009	2008
	US$’000	US$’000
Current taxes arising in the PRC:
For the period	355	328

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
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

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

As of March 31, 2009 and 2008, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended June 30, 2009 and 2008, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2008: 25%) is as follows:

	Three months ended June 30,
	2009	2008
	US$’000	US$’000

Expected income tax expenses	590	565
Effect on tax incentives / holiday	(332)	(277)
Non-deductible items	73	12
Others	24	28

Income tax expenses	355	328

5.	RESTRICTED BANK BALANCES

Restricted bank balances as of June 30, 2009 and March 31, 2009 represented time deposits with original maturity between three and twelve months. As of June 30, 2009 and March 31, 2009, all restricted bank balances were pledged for the issue of notes payable as disclosed in Note 10 below.

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of accounts receivable balances. As of June 30, 2009 and March 31,2009, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue.

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

7.	INVENTORIES

Inventories consisted of the following:

		(Audited)
	As of June 30, 2009	As of March 31, 2009
	US$’000	US$’000

Raw materials	4,960	4,269
Work-in-progress and semi-finished goods	11,851	9,370
Finished goods	4,956	3,496

	21,767	17,135

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of June 30, 2009 and March 31, 2009 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

		(Audited)
	As of June 30, 2009	As of March 31, 2009
	US$’000	US$’000
Buildings	2,658	2,632
Plant and machinery	2,494	2,386
Motor vehicles	800	807
Furniture, fixtures and office equipment	458	427
Construction-in-progress	368	365

	6,778	6,617

Accumulated depreciation	(1,432)	(1,302)

	5,346	5,315

Depreciation expenses were US$132,000 and US$101,000 for the three months ended June 30, 2009 and 2008, respectively.

The Company has pledged certain buildings as collaterals against general banking facilities granted to Changxing Chisen, details of which are disclosed in Note 11.

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

10.	NOTES PAYABLE

All notes payable issued by the Company were interest-free, guaranteed by banks, repayable within six months from date of issue and collateralized by restricted bank balances as set out in Note 5 and certain land lease prepayments and buildings as set out in Note 11(i) below.

In addition, various parties have issued guarantee against these notes payable as follows:

		(Audited)
	As of June 30, 2009	As of March 31, 2009
	US$’000	US$’000
Corporate and personal guarantees issued by related parties (Note 14(d))	12,418	8,034
Corporate guarantees issued by third parties	2,922	2,922

11.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

			(Audited)
	Note	As of June 30, 2009	As of March 31, 2009
		US$’000	US$’000
Short-term bank loans	(i)	26,297	20,451
Bills financing	(ii)	5,844	-

		32,141	20,451

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by land lease prepayments and buildings of the Company with carrying values as follows:

		(Audited)
	As of June 30, 2009	As of March 31, 2009
	US$’000	US$’000
Land use rights	605	608
Buildings	2,038	2,069

	2,643	2,677

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

11.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(i)	Short-term bank loans (continued)

Various parties have also issued guarantees against these short-term bank loans as follows:

		(Audited)
	As of June 30, 2009	As of March 31, 2009
	US$’000	US$’000
Corporate and personal guarantees issued by related parties (Note 14(d))	21,914	16,069
Corporate guarantees issued by third parties	2,776	4,381

The weighted average annual interest rates of the short-term bank loans were 5.88% and 7.9% as of June, 30 2009 and March 31, 2009 respectively.

(ii)	Bills financing

Bills financing represent amounts due to various banks which are repayable within six months from the date of issue. As of June 30, 2009, the bills are collateralized by restricted bank balances of the Company with carrying values of US$2,922,000 and guaranteed by certain related parties to the extent of US$2,922,000.

12.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$12,000 and US$12,000 was credited to the statement of operations for the three months ended June 30, 2009 and 2008 respectively.

13.	FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted bank balances, other financial assets, accounts receivable and payable, prepayment and other receivables, notes payable, accrued expenses and other liabilities, amount due from/to related parties and short-term borrowings are assumed to approximate their fair value due to the short-term maturity of these balances.

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

14.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Name of related party	Existing relationships with the Company
Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric

Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng

Mr. Xu Keyong	A close family member of Mr. Xu Kecheng

Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng

Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng

Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”)*	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translations of the name in Chinese for identification purpose only and are not official names in English.

(b)	Summary of balances with related parties:

		(Audited)
	As of June 30, 2009	As of March 31, 2009
	US$’000	US$’000
Due from related parties:
Ms. Zhou Fang Qin	448	195
Chisen Glass	282	278
Xinguangyuan	123	1

	853	474

Due to related parties:
Mr. Xu Keyong	25	24
Ai Ge Organism	291	602
Nuo Wan Te Ke	3	13

	319	639

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

Name of related party	Nature of transactions	Three months ended June 30,
		2009	2008
		US$’000	US$’000
Chisen Glass	Acquisition of motor vehicle	-	160

(d)	Other arrangements:

●	As of June 30, 2009, US$3,360,000 of the Company’s short-term bank loans was collateralized by a guarantee provided by Chisen Glass.

●	As of June 30, 2009, US$2,484,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic.

●
As of June 30, 2009, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$9,497,000 and US$2,191,000 to secure the notes payable and bills financing of the Company, respectively.

●
As of June 30, 2009, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$8,766,000, US$3,653,000 and US$730,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

●	As of June 30, 2009, Xinguangyuan provided guarantees, in aggregate, amounting to US$1,461,000 and US$2,191,000 to secure the short-term bank loans and notes payable of the Company, respectively.

●	As of June 30, 2009, Xinguangyuan, Mr. Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$5,484,000 to secure the short-term bank loans of the Company.

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of June 30, 2009 and March 31, 2009:

		(Audited)
	As of June 30, 2009	As of March 31, 2009
	US$’000	US$’000
Within one year	365	185
One to two years	383	205
Two to three years	402	202
Three to four years	422	212
Four to five years	149	54

Total	1,721	858

(b)	Capital commitments

As of June 30, 2009 and March 31, 2009, the Company had capital expenditure commitments for construction projects and purchase of machineries of approximately US$206,000 and US$423,000, respectively.

16.	PROVISION FOR WARRANTY

Estimated warranty costs are recognised at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs while are reviewed periodically in light of actual experience. The reconciliation of the changes in the warranty obligation is as follows:

	Three months ended June 30,
	2009	2008
	US$’000	US$’000
Balance as of April 1,	121	413
Exchange realignment	1	-
Accrual for warranties issued during the period	40	270
Settlement made during the period	(15)	(392)

Balance as of June 30,	147	291

Chisen Electric Corporation

Notes to and Forming Part of
Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2009

17.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$209,000 and US$32,000 for the three months ended June 30, 2009 and 2008 respectively.

18.	SEGMENTAL INFORMATION

During the three months ended June 30, 2009 and 2008, all revenue of the Company represented income from sales of sealed lead-acid battery and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

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

Prior Operations of World Trophy

World Trophy was formed as a Nevada corporation on January 13, 2005, and had been in the business of selling big game hunting packages to high end clients who sought to hunt with the top tier big game outfitters.  Its main product sold was hunting trips, which included the hunting license and guide fees.  World Trophy purchased and resold several hunting trips, selling them at a profit or for a mark-up. World Trophy also provided incidental advisory services to purchasers of hunting trips by helping these clients select an appropriate hunt, with no additional fees charged for these services.

During the year ended March 31, 2008, World Trophy sold its entire inventory of big game hunts, but was unsuccessful in developing a profitable business.  World Trophy ceased its operations and became a development stage company effective April 1, 2008. Prior to the Exchange, World Trophy focused its efforts on seeking a business opportunity and had been in the process of locating and negotiating with business entities for the merger of a target company into World Trophy.

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

On May 18, 2009, the Company incorporated Chisen Technology Holdings Corporation in Nevada as its wholly-owned subsidiary.  Chisen Technology Holdings Corporation is authorized to do business in the State of Washington and as of August 14, 2009, this entity has no operations.

Summary of the Company’s Current Business

The Company is a leading lead-acid motive battery producer in China's personal transportation device market. Our motive battery products are sold under our own brand name and are predominantly used in electric bicycles and distributed and sold in China. Electric bicycles become increasingly popular. Among all types of battery for electric bicycles, the lead-acid motive battery is the preferred choice for electric bicycle manufacturers in China because of its cost efficiency.

Today, the Company manufactures over 7,740,000 batteries each year, has more than 2,000 employees and is one of China's largest manufacturers of lead-acid batteries for electric-powered bicycles (LABEBs). For each of the Company’s fiscal years ended March 31, 2008 and 2009, sales revenues were RMB486,038,000 (approximately US$65,387,000) and RMB749,033,000 (approximately US$109,020,000), respectively, and our net income during the same periods amounted to approximately RMB49,810,000 (approximately US$6,701,000) and RMB61,011,000 (approximately US$8,880,000), respectively.  Sales revenues were US$29,475,000 and US$22,225,000 for the three (3) months ended June 30, 2009 and 2008, respectively, and our net income during the same periods amounted to US$2,005,000 and US$1,912,000, respectively.

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

We produce and offer nine (9) models of lead-acid motive battery products for sale and are mainly engaged in the production of the following models of lead-acid motive battery products for electric bicycles:

Product	Dimentions (LxWxH)	Weight (kg)	Power Output (w)	Estimated Hours Required Per Charging (1)		Estimated Minutes of Use Per Charging (min)(2)	Estimated Travel Distance Per Charging (km)
6-DZM-10Ah	151×99×98	4.2	60	10	h	135-145	45-50

6-DZM-12Ah	151×99×102	4.3	72	10	h	120-130	45-50

6-DZM-16Ah	151×99×118	5.6	96	10	h	120-130	50-60

6-DZM-17Ah	181×76×166	6.3	102	10	h	120-130	50-60

6-DZM-20Ah	181×76×170	7.0	120	10	h	120-130	60-70

8-DZM-18Ah	250×100×128	9.0	144	10	h	120-130	60-70

8-DZM-20Ah	250×100×128	9.05	160	10	h	120-130	60-70

6-DZM-24Ah	175×165×125	9.5	144	10	h	120-130	70-80

6-DZM-25Ah	250×78×118	8.85	150	10	h	120-130	70-80

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

Revenues generated by the Company in China accounted for 100% of the Company’s revenues in the fiscal years ended March 31,, 2008 and 2009.

In the calendar year ended December 31, 2008, Chisen’s battery production reached 7 million. In the calendar year ending December 31, 2009, we believe that Chisen’s battery production will reach between 11 and 12 million.

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

In 2008, the top electric bicycle brand in terms of production was Xinri, followed by Yadea, Taimei, Supaiqi, Lvyuan, Aucma, Bidewen and Hongdu. Each of these companies is a relatively small enterprise. We believe that continued industrial integration and brand concentration will continue to increase and that these famous brands will rapidly increase their market share.  We also believe that brands will become more diversified by an increasing influence of well-known brands on the market. Chisen has established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea, Taimei, Supaiqi. Xinri’s electric bicycle was honored to serve at the Beijing 2008 Olympic Games and at the Paralympic Games, and Chisen was chosen as the only manufacturer to supply environmentally friendly batteries to Xinri for its electric bicycle. Based on this, in the next several years, we will strive to create an international first-class brand and become the leader in providing “green” energy in the electric bicycle marketplace. Simultaneously, through constant research and development of new chemical energy technologies, we believe Chisen will provide energy-savings and highly-effective energy solutions to our customers for the purpose of improving the quality of human life and a sustainable ecological environment.

Competition

Our chief competitors are Tianneng Power International Ltd. (“Tianneng”) and Zhejiang Chaowei Power Co., Ltd (“Chaowei”). These companies were the first into the battery industry. For example, Tianneng ranks first in terms of sales volume, and its capital stock is listed on The Stock Exchange of Hong Kong Limited. Taige Power Supply Co., Ltd. and Xinnuoli Power Supply Co., Ltd., as the OEM customers of Tianneng, were separated from Tianneng and officially set up their own brands in 2008, which has since somewhat impacted the capablilities of Tianneng and the overall industry competition structure.

Chaowei has a lot of after-sales service stores. However, Tianneng and Chaowei also do not have close cooperation with any of the top electric bicycle manufacturers in China. Although Chisen entered into its battery industry later than some of its competitors, Chisen has achieved success in establishing long-term strategic cooperation with a top electric bicycle manufacturer. The Company has established long-term strategic cooperation with many famous electric bicycle manufacturers in China, such as Xinri, Yadea, Taimei, Xinkelin and Lvyuan.

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

Chisen has established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea, Taimei, Supaiqi.  The Company also established strategic cooperation partnership with suppliers and vendors by means of supply chain integration to control procurement cost and quality. Moreover, a supplier’s assessment system has been set up to ensure the quality stability of direct materials.

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing less emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix has been expanded to include lead-acid back-up batteries, Lithium iron motive batteries, Lithium iron back-up battery products and complementary electrical equipment, such as chargers, controllers and motors, for different types of personal transportation devices. It is our goal to become the largest battery developer producer with a first-class sales and service network in China.

The top five (5) lead-acid motive battery manufacturers in 2008, accounted for 45% of the total market share with the Company, representing approximately 6% of the total market share, taking the third place in this industry.  The Company has taken the following measures to set up its leading position in the industry: (a) the Company invested in an automatic production line with the maximum daily production capacity increasing by 120% compared with that in 2008; (b) the Company is actively seeking an acquisition target to expand its market share and develop its production capacity.

Results of Operations

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Three (3) Months Ended June 30 (Unaudited)
	2009	2008	2009	2008
Revenues	$29,475,000	$22,225,000	100.00%	100.00%
Cost of sales	$24,105,000	$18,195,000	81.78%	81.87%
Gross income	$5,370,000	$4,030,000	18.22%	18.13%
Sales, marketing and distribution	$1,787,000	$1,105,000	6.06%	4.97%
General and administrative expenses	$1,056,000	$612,000	3.58%	2.75%
Operating income	$2,527,000	$2,313,000	8.57%	10.41%
Other income, net	$147,000	$206,000	0.50%	0.93%
Interest expenses, net	$314,000	$279,000	1.07%	1.26%
Income before income taxes	$2,360,000	$2,240,000	8.01%	10.08%
Income taxes expenses	$355,000	$328,000	1.20%	1.48
Net income	$2,005,000	$1,912,000	6.80%	8.60%
Other comprehensive income	$1	$226,000	0.00%	1.02%
Comprehensive income	$2,006,000	$2,138,000	6.81%	9.62%

Revenues

Revenues for the three (3) months ended June 30, 2009 and 2008 were US$29,475,000 and US$22,225,000, respectively. The increase in revenues of 33% was mainly attributable to the continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in the PRC. Sales volume increased by 76% was mainly due to the increase of demands from customers. On the other hand, there was a decrease in average unit selling price by approximately 28% in response to the decrease in major raw material costs. The effect of the decrease in average selling price was offset by the significant increase in sales volume.  As such, overall sales increased by 33%.  For the total year outlook, the trend of cost variations on the major direct materials and ongoing competitions would continue for the remainder year.  As such, we expect that the average selling price would continue the current trend of fluctuation.

Cost of Sales

Cost of sales for the three (3) months ended June 30, 2009 and 2008 was US$24,105,000 and US$18,195,000, respectively, and cost rates were 81.78% and 81.87%, respectively. As the effect of decrease in average selling price was set off with the effect on decrease in average cost of materials, the gross income rate remained constant between the two accounting periods.

Depreciation and Amortization

Depreciation expense was US$132,000 and US$101,000 for the three (3) month period ended June 30, 2009 and 2008, respectively. The increase in depreciation expense was mainly attributable to the new machines and equipments acquired during the period 30 June, 2008 to June 30, 2009 for which the same depreciation method applied.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was US$2,674,000 and US$2,519,000, for the three (3) month period ended June 30, 2009 and 2008, respectively. The income of US$155,000 was mainly attributable to the increase in sales volume, thus resulting in an increase in the gross income for the three (3) month period ended June 30, 2009.

Sales, Marketing and Distribution

Sales, marketing and distribution were US$1,787,000 and US$1,105,000 for the three (3) month period ended June 30, 2009 and 2008, respectively.  The increase of US$682,000 was mainly driven by the increases in transportation expenses, advertising expenses, sales commission, staff salaries and after-sale related expenses by US$219,000, US$136,000, US$253,000, US$124,000 and US$104,000, respectively, offset by the decrease in provision for warranty costs by US$230,000.

General and Administrative Expenses

General and administrative expenses were US$1,056,000 and US$612,000 for the three (3) month period ended June 30, 2009 and 2008, respectively, and mainly consisted of staff salaries, staff welfare, social security contributions, depreciation expenses, research and development expenses, legal and professional fees, other taxes and motor vehicle expenses. The increase in general and administrative expenses was mainly due to increases in employees’ salaries and compensation and social security contribution of approximately US$200,000 and US$161,000, respectively,  which were driven by the increase in number of staff and the salary rate.

Interest Expense, Net

Net interest expense was US$314,000 and US$279,000 for the three (3) month period ended June 30, 2009 and 2008, respectively. Net interest expense increased by US$35,000 during these periods due to the increase in short term bank loans for the three (3) month period ended June 30, 2009, compared to the three (3) month period ended June 30, 2008.

Other Income, Net

Net other income was US$147,000 and US$206,000 for the three (3) month period ended June 30, 2009 and 2008, respectively. The decrease of US$59,000 was mainly attributable to the decrease in government subsidies.

Net Income

Net income was US$2,005,000 and US$1,912,000 for the three (3) month period ended June 30, 2009 and 2008, respectively. The increase in net income of US$93,000 was mainly attributable to the continuing strong sales of our battery products.

Liquidity and Capital Resources

We generally finance our operations through operating profit and borrowings from banks.  During the reporting period, we arranged a number of bank loans to satisfy our financing needs. As of the date of this report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

 The following table sets forth the summary of our cash flows, in dollar, for the periods indicated:

	Three (3) Months Ended June 30 (Unaudited)
	2009	2008
Net cash (used in) provided by operating activities	$(337,000)	$1,337,000
Net cash used in investing activities	$(4,886,000)	$(412,000)
Net cash provided by financing activities	$11,688,000	$1,455,000
Net increase in cash and cash equivalents	$6,465,000	$2,380,000
Effect of exchange rate changes on cash	$-	$16,000
Cash and cash equivalents at beginning of period	$2,620,000	$786,000
Cash and cash equivalents at end of period	$9,085,000	$3,182,000

Operating Activities

Net cash used in operating activities was approximately US$337,000 for the three (3) months ended June 30, 2009, as compared to net cash provided by operating activities of approximately US$1,337,000 for the three (3) months ended June 30, 2008. This decrease was mainly due to the combined result of increase in inventories and prepayments to raw materials suppliers and the decrease of account payables, offset by the increase the use of bank bills for settlement of accounts payable.

Investing Activities

Net cash used in investing activities were approximately US$4,886,000 for the three (3) months ended June 30, 2009, as compared to approximately US$412,000 for the three (3) months ended June 30, 2008. The increase was mainly due to the increase of security deposits for issuing bank acceptance bill.

Financing Activities

Net cash provided by financing activities was approximately US$11,688,000 for the three (3) months ended June 30, 2009, as compared to approximately US$1,455,000 for the three (3) months ended June 30, 2008. The increase was mainly due to the addition of short-term bank borrowings.

Working Capital

Our working capital increased by approximately US$1,966,000 to approximately US$14,472,000 as of June 30, 2009, as compared to the working capital of approximately US$12,506,000 as of March 31,2009.  This increase is primarily due to an increase in our cash and cash equivalents, restricted bank balances, other financial assets, prepayments and inventories and a decrease in accounts payable of approximately US$20,499,000, offset by an increase in our short-term bank loans, notes payable, accrued expenses and other liabilities of approximately US$19,197,000. The increase in short-term bank loans and notes payable was the result of our financing arrangement.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	June 30, 2009	March 31, 2009
Short-term bank borrowings	US$32,141,000	US$20,451,000
Notes payable (within (1) year)	US$28,021,000	US$23,343,000
Total	US$60,162,000	US$43,794,000

Purchase Obligations (US$)	June 30, 2009	March 31, 2009
Purchase of machineries (within one (1) year)	US$206,000	US$423,000
Total	US$206,000	US$423,000

Operating Lease Obligations (US$)	June 30, 2009	March 31, 2009
Within one (1) year	US$365,000	US$185,000
1-3 years	US$785,000	US$407,000
3-5 years	US$571,000	US$266,000
Over five (5) years	-	-
Total	US$1,721,000	US$858,000

ITEM 4. CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of June 30, 2009, there is no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 18, 2009, the Company incorporated Chisen Technology Holdings Corporation in Nevada as its wholly-owned subsidiary.  Chisen Technology Holdings Corporation is authorized to do business in the State of Washington and as of August 14, 2009, this entity has no operations.
None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc.	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Associations of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008
10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Galss Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008
10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries of World Trophy Outfitters, Inc. as of August 14, 2009	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audited Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Fiscal Years Ended March 31, 2008 and 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.2	Unaudited Condensed and Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Three (3) Months Ended June 30, 2008 and 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.3	Unaudited Pro Forma Financial Statements of Fast More Limited for the three (3) month period ended June 30, 2008 and the two years ended March 31, 2008.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.4	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.5	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.6	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: August 14, 2009	By:	/s/ He Zhiwei
Name: He Zhiwei
Its: Chief Financial Officer, Principal Financial and Accounting Officer