Form 10-Q
period 2009-09-30
Chisen Electric Corp
filed 2009-11-16
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2009, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION	F-i

ITEM 1. FINANCIAL STATEMENTS	F-i

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4. CONTROLS AND PROCEDURES	13

PART II OTHER INFORMATION	14

ITEM 1. LEGAL PROCEEDINGS	14

ITEM 1A. RISK FACTORS	14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	14

ITEM 5. OTHER INFORMATION	14

ITEM 6. EXHIBITS	14

SIGNATURES	18

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-1

Unaudited Condensed Consolidated Balance Sheets	F-2 – F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F-6 – F-18

F-i

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the six months ended September 30, 2009 and 2008

		Three months ended September 30		Six months ended September 30
		2009	2008	2009	2008
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		50,392	35,588	79,867	57,813

Cost of sales		(41,708)	(28,521)	(65,813)	(46,715)

Gross income		8,684	7,067	14,054	11,098

Operating expenses:
Sales, marketing and distribution		(2,167)	(1,337)	(3,953)	(2,442)
General and administrative		(1,030)	(982)	(2,086)	(1,594)

Operating income		5,487	4,748	8,014	7,062

Other income, net		578	88	725	293
Interest income		-	142	55	149
Interest expense		(378)	(246)	(747)	(533)

Income before income taxes		5,687	4,732	8,048	6,971

Income taxes expenses	4	(770)	(578)	(1,125)	(906)

Net income		4,917	4,154	6,923	6,065

Other comprehensive income
Foreign currency translation adjustment		24	38	24	264

Comprehensive income		4,941	4,192	6,947	6,329

		Shares	Shares	Shares	Shares

Earnings per share
Weight average number of common stock outstanding
- basic and diluted	3	50,000,000	50,000,000	50,000,000	50,000,000

		US$	US$	US$	US$

Net income per share of common stock outstanding
- basic and diluted		0.10	0.08	0.14	0.12

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2009 and March 31, 2009

			(Audited)
		As of September 30, 2009	As of March 31, 2009
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		7,418	2,620
Restricted bank balances	5	23,693	13,878
Other financial assets	6	5,077	1,314
Accounts receivable, net		48,450	35,023
Other receivables		1,124	842
Prepayments		2,144	862
Due from related parties	14(b)	176	474
Inventories	7	21,673	17,135

Total current assets		109,755	72,148

Available-for-sale financial assets	8	879	878
Long-term land lease prepayments, net		602	608
Property, plant and equipment, net	9	5,659	5,315
Deposit for acquisition of land and buildings		1,463	-

Total assets		118,358	78,949

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2009 and March 31, 2009

			(Audited)
		As of September 30, 2009	As of March 31, 2009
	Note	US$’000	US$’000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		16,210	11,176
Notes payable	10	35,685	23,343
Accrued expenses and other liabilities		5,506	3,769
Due to related parties	14(b)	319	639
Income taxes payable		770	264
Short-term bank borrowings	11	33,638	20,451

Total current liabilities		92,128	59,642

Government subsidies	12	162	186
Deferred tax liabilities		460	460

Total non-current liabilities		622	646

Total liabilities		92,750	60,288

Commitments and contingencies	15		-

Stockholders’ equity:
Preferred stock, US$0.001 per value:
10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value:
100,000,000 shares authorized
50,000,000 shares issued and outstanding	1	50	50
Capital reserves		144	144
Statutory reserves		1,806	1,103
Accumulated other comprehensive income		972	948
Retained earnings		22,636	16,416

Total stockholders’ equity		25,608	18,661

Total liabilities and stockholders’ equity		118,358	78,949

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the period from April 1, 2009 to September 30, 2009

	Common stock issued
	Number of shares	Amount	Capital reserves	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2009	50,000,000	50	144	1,103	948	16,416	18,661
Net income	-	-	-	-	-	6,923	6,923
Transfer to statutory reserves	-	-	-	703	-	(703)	-
Foreign currency translation adjustment	-	-	-	-	24	-	24

Balance as of September 30, 2009	50,000,000	50	144	1,806	972	22,636	25,608

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2009 and 2008

	Six months ended September 30,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities
Net income	6,923	6,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	270	205
Written-off of property, plant and equipment	6	47
Amortization of long-term land lease prepayments	6	6
Exchange differences	147	184
Provision for warranty costs	44	(305)
Government grant recognized	(24)	(24)
Changes in assets and liabilities:
Other financial assets	(3,761)	3,230
Accounts receivable, net	(13,386)	(12,965)
Other receivables	(281)	118
Prepayment	(1,281)	159
Due from related parties	299	798
Inventories	(4,518)	(2,299)
Accounts payable	5,020	3,008
Notes payable	12,314	13,129
Accrued expenses and other liabilities	1,732	705
Due to related parties	(321)	(1,367)
Income taxes payable	507	460

Net cash provided by operating activities	3,696	11,154

Cash flows from investing activities
Purchase of property, plant and equipment	(657)	(801)
Additions of long-term land lease prepayments	-	(113)
Investment in restricted bank balances, net	(9,798)	-
Deposit paid for acquisition of land and buildings	(1,463)	-

Net cash used in investing activities	(11,918)	(914)

Cash flows from financing activities
Proceeds from short-term bank loans	23,839	4,376
Repayment of short-term bank loans	(10,676)	-
Proceeds from bills financing, net	-	(11,670)

Net cash provided by (used in) financing activities	13,163	(7,294)

Net increase in cash and cash equivalents	4,941	2,946

Cash and cash equivalents, beginning of period	2,620	786
Effect on exchange rate changes	(143)	(131)

Cash and cash equivalents, end of period	7,418	3,601

Supplemental disclosure of cash flow information
Interest paid	704	711
Tax paid	550	451

Non-cash investing activity
Purchase of property, plant and equipment recorded as payable to contractors	43	133

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

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

Details of Chisen Electric’s subsidiaries as of September 30, 2009 are as follows:

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
For the six months ended September 30, 2009

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

Since the ultimate beneficial owner of the companies now comprising the Fast More Group was, all the time prior to the completion of the Reorganization, Mr. Xu Ke Cheng, the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 805 “Business Combinations”. Hence, the consolidation has been accounted for at historical cost and prepared on the basis as if the Reorganization had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

2.           PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations
The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 29, 2009 for the year ended March 31, 2009. The results of operations for both the three months and six months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

Recently issued accounting pronouncements
In June 2009, the FASB issued ASC Topic 105, “the FASB Accounting Standards Codification” (“Codification”). Codification would become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content could carry the same level of authority. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the Codification in the second quarter of fiscal 2010. The adoption of the Codification did not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

2.           PREPARATION OF INTERIM FINANCIAL STATEMENTS

Recently issued accounting pronouncements (Continued)
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No.140.  SFAS 166 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  SFAS 166 is effective as for an entity’s first annual reporting period that begins after November 15, 2009.  The Company does not expect that the adoption of SFAS 166 will have a material impact on its financial statements.

June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS 167 amends Interpretation No.46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for an entity’s first fiscal period that begins after November 15, 2009.  The Company does not expect that the adoption of SFAS 167 will have a material impact on its financial statements.

3.           EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for both the three months and six months ended September 30, 2009 and 2008.

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
For the six months ended September 30, 2009

4.	INCOME TAXES

Chisen Electric had a net operating loss carry-forward for income tax reporting purposes that might be offset against future taxable income. These net operating loss carry-forwards are severely limited when Chisen Electric experiences a change in control.  Therefore, following the Exchange as mentioned in Note 1 in November 2008, the amount available to offset future taxable income is limited. No tax benefit has been reported in the financial statements, because Chisen Electric believes that it is more-likely-than-not that the carry-forwards will finally expire and therefore cannot be used.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 5% withholding tax.

(a)	Income tax expenses are comprised of the following:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:
- For the period	770	578	1,125	906

The FASB Accounting Standards Codification Topic 740, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC 740”) issued by the FASB clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under ASC 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

4.           INCOME TAXES (CONTINUED)

(a)	(continued)

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2009, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of September 30, 2009, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the six months ended September 30, 2009 and 2008, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2008: 25%) is as follows:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	1,422	1,183	2,012	1,742
Effect on tax incentives / holiday	(761)	(616)	(1,092)	(904)
Non-deductible items	99	47	172	66
Others	10	(36)	33	2

Income tax expenses	770	578	1,125	906

5.           RESTRICTED BANK BALANCES

Restricted bank balances as of September 30, 2009 and March 31, 2009 represented time deposits with original maturity between three and twelve months. As of September 30, 2009 and March 31, 2009, all restricted bank balances were pledged for the issue of notes payable as disclosed in Note 10 below.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of accounts receivable balances. As of September 30, 2009 and March 31, 2009, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue.

7.           INVENTORIES

		(Audited)
	As of September 30, 2009	As of March 31, 2009
Inventories consisted of the following:	US$’000	US$’000

Raw materials	5,384	4,269
Work-in-progress and semi-finished goods	8,966	9,370
Finished goods	7,323	3,496

	21,673	17,135

8.           AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of September 30, 2009 and March 31, 2009 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

9.           PROPERTY, PLANT AND EQUIPMENT, NET

		(Audited)
	As of September 30, 2009	As of March 31, 2009
Property, plant and equipment is summarized as follows:	US$’000	US$’000

Buildings	2,661	2,632
Plant and machinery	2,828	2,386
Motor vehicles	801	807
Furniture, fixtures and office equipment	558	427
Construction-in-progress	383	365

	7,231	6,617

Accumulated depreciation	(1,572)	(1,302)

	5,659	5,315

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

9.           PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

Depreciation expenses were US$138,000 and US$105,000 for the three months ended September 30, 2009 and 2008, respectively, and US$270,000 and US$206,000 for the six months ended September 30, 2009 and 2008, respectively.

The Company has pledged certain buildings as collateral against general banking facilities granted to Changxing Chisen, details of which are disclosed in Note 11.

10.         NOTES PAYABLE

All notes payable issued by the Company were interest-free, guaranteed by banks, repayable within six months from date of issue and collateralized by restricted bank balances as set out in Note 5 and certain land lease prepayments and buildings as set out in Note 11 below.

In addition, various parties have issued guarantees against these notes payable as follows:

		(Audited)
	As of September 30, 2009	As of March 31, 2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	10,969	8,034
Corporate guarantees issued by third parties	2,925	2,922

11.         SHORT-TERM BANK BORROWINGS

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans and the notes payable as set out in note 10 are collateralized by land lease prepayments and buildings of the Company with carrying values as follows:

		(Audited)
	As of September 30, 2009	As of March 31, 2009
	US$’000	US$’000

Land use rights	603	608
Buildings	2,009	2,069

	2,612	2,677

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

11.         SHORT-TERM BANK BORROWINGS (CONTINUED)

Various parties have also issued guarantees against these short-term bank loans as follows:

		(Audited)
	As of September 30, 2009	As of March 31, 2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	29,250	16,069
Corporate guarantees issued by third parties	2,779	4,381

The weighted average annual interest rates of the short-term bank loans were 5.53% and 7.9% as of September, 30 2009 and March 31, 2009, respectively.

12.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$12,000 and US$12,000 was credited to the statement of operations for the three months ended September 30, 2009 and 2008, respectively, and US$24,000 and US$24,000 were credited to the statements of operations for the six months ended September 30, 2009 and 2008, respectively.

13.         FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted bank balances, other financial assets, accounts receivable and payable, deposits, prepayment and other receivables, notes payable, accrued expenses and other liabilities, amount due from/to related parties and short-term borrowings are assumed to approximate their fair value due to the short-term maturity of these balances.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

14.         RELATED PARTY TRANSACTIONS

(a)  Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric
Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng
Mr. Xu Keyong	A close family member of Mr. Xu Kecheng
Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng
Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng
Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng
Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng
Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”)*	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translations of the name in Chinese for identification purpose only and are not official names in English.

(b)   Summary of balances with related parties:
		(Audited)
	As of September 30, 2009	As of March 31, 2009
	US$’000	US$’000
Due from related parties:
Ms. Zhou Fang Qin	87	195
Chisen Glass	88	278
Xinguangyuan	1	1

	176	474

Due to related parties:
Mr. Xu Keyong	24	24
Ai Ge Organism	292	602
Nuo Wan Te Ke	3	13

	319	639

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

14.           RELATED PARTY TRANSACTIONS (CONTINUED)

(c)       Summary of related party transactions:

Name of related party	Nature of transactions	Three months ended September 30		Six months ended September 30
		2009	2008	2009	2008
		US$’000	US$’000	US$’000	US$’000

Chisen Glass	Acquisition of motor vehicle	-	-	-	160
Ruilang Electronic	Deposit paid for acquisition and land buildings (Note)	1,462	-	1,462	-

Note:
In September 2009, the Company entered into an agreement with Ruilang Electronic for the acquisition of land and buildings at a consideration of US$2,925,000 (equivalent to RMB20,000,000). A deposit of US$1,463,000 was paid to Ruilang Electronic in September 2009 and the remaining balance of US$1,462,000 will be paid upon transfer of title of the land and buildings.

(d)      Other arrangements:

．.	As of September 30, 2009, US$10,676,000 of the Company’s short-term bank loans was collateralized by a guarantee provided by Chisen Glass.

．.	As of September 30, 2009, US$2,486,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic.

．.	As of September 30, 2009, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$5,850,000 to secure the notes payable of the Company.

．.
As of September 30, 2009, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$5,850,000 and US$2,925,000 to secure the short-term bank loans and notes payable of the Company, respectively.

．.	As of September 30, 2009, Xinguangyuan provided guarantees, in aggregate, amounting to US$1,463,000 and US$2,194,000 to secure the short-term bank loans and notes payable of the Company, respectively.

．.	As of September 30, 2009, Xinguangyuan, Mr. Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$8,775,000 to secure the short-term bank loans of the Company.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

15.         COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of September 30, 2009 and March 31, 2009:

		(Audited)
	As of September 30, 2009	As of March 31, 2009
	US$’000	US$’000

Within one year	443	185
One to two years	465	205
Two to three years	488	202
Three to four years	475	212
Four to five years	99	54

Total	1,970	858

(b)	Capital commitments

As of September 30, 2009 and March 31, 2009, the Company had capital expenditure commitments for construction projects and purchase of fixed assets of approximately US$1,462,000 and US$423,000, respectively.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2009

16.         PROVISION FOR WARRANTY

Estimated warranty costs are recognised at the time when the Company sells its products and are included in sales, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate the provision for warranty costs. The provision made is reviewed periodically in light of actual experience. The reconciliation of the changes in the warranty obligation is as follows:

	Three months ended September 30		Six months ended September 30
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Beginning balance	147	291	121	413
Exchange realignment	-	1	1	1
Accrual for warranties issued during the period	65	151	105	421
Utilised during the period	(20)	(329)	(35)	(721)

Closing balance	192	114	192	114
17.         RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$66,000 and US$32,000 for the three months ended September 30, 2009 and 2008, respectively, and US$238,000 and US$64,000 for the six months ended September 30, 2009 and 2008, respectively.

18.         SEGMENTAL INFORMATION

During the three months and six months ended September 30, 2009 and 2008, all revenue of the Company represented income from sales of sealed lead-acid battery and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

19.         SUBSEQUENT EVENTS

In accordance with the provision of the FASB Accounting Standards Codification topic 855 issued by the FASB, the Company has evaluated all events or transactions that occurred after September 30, 2009 up through November 14, 2009 , the date the Company issued these unaudited condensed consolidated financial statements. During this period the Company did not have any material subsequent events that impacted the Company’s unaudited condensed consolidated financial statements.

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

Effective February 2, 2009, the Registrant amended its Articles of Incorporation to change its name from “World Trophy Outfitters, Inc.” to “Chisen Electric Corporation”. The following is disclosure regarding the Registrant, Fast More and Fast More’s wholly-owned and chief operating subsidiary, Changxing Chisen Electric Co., Ltd. (hereinafter referred to as “Chisen” or “CCEC”, and together with Fast More and the Registrant, the “Company”), the principal business activities of which consist of the manufacture and sale of sealed lead-acid battery products primarily in the electric bicycle market.

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

Since the ultimate beneficial owner of Fast More was, at all times, the substantial stockholder of CCEC (Mr. Xu Kecheng), the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with the FASB Accounting Stardards Codification (“ASC”) Topic 805.

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

On May 18, 2009, the Company incorporated Chisen Technology Holdings Corporation in Nevada as its wholly-owned subsidiary.  Chisen Technology Holdings Corporation is authorized to do business in the State of Washington and as of November 16, 2009, this entity has no operations.

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

Today, the Company manufactures over 15,000,000 batteries each year, has more than 2,000 employees and is one of China's largest manufacturers of lead-acid batteries for electric-powered bicycles (LABEBs). For each of the Company’s fiscal years ended March 31, 2009and2008, sales revenues were US$109,020,000and US$65,387,000, respectively, and our net income during the same periods amounted to US$8,880,000and US$6,701,000, respectively.  Sales revenues were US$79,867,000and US$57,813,000 for the six (6) months ended September 30, 2009 and 2008, respectively, and our net income during the same periods amounted to US$6,923,000 and US$6,065,000, respectively.

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

Revenues generated by the Company in China accounted for 100% of the Company’s revenues in the fiscal years ended March 31, 2009 and 2008 and 100% of the Company’s revenues for the periods ended September 30, 2009 and 2008.

In the calendar year ended December 31, 2008, Chisen’s battery production reached 7 million. In the calendar year ending December 31, 2009, we believe that Chisen’s battery production will reach between 12 and 13 million.

Competitive Business Conditions and Market Trends

We believe that in the next several years, due to the intensifying global environmental concerns, there will be increased development of the electric bicycle. At present, due to the fact that the use of electric bicycles is very much in line with the energy-saving and environmental protection policy initiated by the Chinese government, the development of electric vehicles won its support. The electric bicycle, as an environment-friendly and convenient personal transportation vehicle, bears the advantages of convenience, non-pollution, safety and less energy. According to market research results of Adfaith Consulting Co., Ltd., during the five years from 2004 to 2008, the market sales of electric vehicles in China tripled, with the number of electric vehicles totally amounting to 67,700,000 in 2008. In accordance with the measured data of the electric vehicle market demand in China, it is estimated that the market demand of electric vehicle will exceed 138,000,000 in 2013.

With respect to new product trends in the market, Europe, the United States and Japan use primarily a lithium battery whereas India and most of the countries of Southeast Asia use primarily a lead-acid battery. In 2008, according to the industry magazine Business E-Bicycle, approximately 90% of the electric bikes in China used lead-acid motive battery products. However, with technological advancements, it is a general market trend to develop motive battery products that are more environmentally friendly with increased power output and less weight. There can be no assurance that manufacturers of electric bikes will continue to use lead-acid motive battery products as the principal source of motive power for electric bikes. In the event that the market prefers to use other forms of battery products and if we are not able to develop new motive battery products to meet the future demand, our business could be adversely affected.

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

Competition

Our chief competitors are Tianneng Power International Ltd. (“Tianneng”) and Zhejiang Chaowei Power Co., Ltd (“Chaowei”). These companies were the first into the battery industry. For example, Tianneng ranks first in terms of sales volume, and its capital stock is listed on The Stock Exchange of Hong Kong Limited. Taige Power Supply Co., Ltd. and Xinnuoli Power Supply Co., Ltd., as the OEM customers of Tianneng, were separated from Tianneng and officially set up their own brands in 2008, which has since somewhat impacted the capabilities of Tianneng and the overall industry competition structure.

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

The top five (5) lead-acid motive battery manufacturers in 2008 accounted for 45% of the total market share with the Company, representing approximately 6% of the total market share, taking the third place in this industry.  The Company has taken the following measures to set up its position as one of the leaders in the industry: (a) the Company invested in an automatic production line with the maximum daily production capacity increasing by 120% compared with that in 2008; (b) the Company is actively seeking an acquisition target to expand its market share and develop its production capacity.

Results of Operations for the Six (6) Months Ended September 30, 2009 Compared with the Six (6) Months Ended September 30, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	For The Six (6) Months Ended September 30 (Unaudited)

	2009	2008	2009	2008
Revenues	$79,867,000	$57,813,000	100.00%	100.00%
Cost of sales	$65,813,000	$46,715,000	82.40%	80.80%
Gross income	$14,054,000	$11,098,000	17.60%	19.20%
Sales, marketing and distribution	$3,953,000	$2,442,000	4.95%	4.22%
General and administrative expenses	$2,086,000	$1,594,000	2.61%	2.76%
Operating income	$8,015,000	$7,062,000	10.04%	12.22%
Other income, net	$725,000	$293,000	0.91%	0.51%
Interest Income	$55,000	$149,000	0.07%	0.26%
Net Income from Operations before Interest and Tax Expenses	$8,794,000	$7,504,000	11.01%	12.98%
Interest expenses	$692,000	$384,000	0.87%	0.66%
Income before income taxes	$8,048,000	$6,971,000	10.08%	12.06%
Income taxes expenses	$1,125,000	$906,000	1.41%	1.57%
Net income	$6,923,000	$6,065,000	8.67%	10.49%
Other comprehensive income	$24,000	$264,000	0.03%	0.46%
Comprehensive income	$6,947,000	$6,329,000	8.70%	10.95%

Revenues

Revenues for the six (6) months ended September 30, 2009 and 2008 were US$79,867,000 and US$57,813,000, respectively. The increase in revenues of 38% was mainly attributable to the continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in the PRC. Sales volume increased by 78% was mainly due to the increase of demands from customers. On the other hand, there was a decrease in average unit selling price by approximately 25% in response to the decrease in major raw material costs. The effect of the decrease in average selling price was offset by the significant increase in sales volume.  As such, overall sales increased by 38%.  For the total year outlook, the trend of cost variations on the major direct materials and ongoing competitions would continue for the remaining year.  As such, we expect that the average selling price would continue the current trend of fluctuation.

Cost of Sales

Cost of sales for the six (6) months ended September 30, 2009 and 2008 was US$65,813,000 and US$46,715,000, respectively, and cost rates were 82.4% and 80.8%, respectively. As the effect of decrease in average selling price was only partially offset by the effect on decrease in average cost of materials, the gross income rate decreased by 1.6%. These were resulted from the restriction of the whole pricing system of the battery industry.

Depreciation and Amortization

Depreciation expense was US$270,000 and US$205,000 for the six (6) months period ended September 30, 2009 and 2008, respectively. The increase in depreciation expense was mainly attributable to the new machines and equipments acquired during the twelve (12) months period form October 1, 2008 to September 30, 2009 for which the same depreciation method applied.

Sales, Marketing and Distribution

Sales, marketing and distribution were US$3,953,000 and US$2,442,000 for the six (6) months period ended September 30, 2009 and 2008, respectively.  The increase of US$1,511,000 was mainly driven by the increases in transportation expenses, advertising expenses, sales commission, staff salaries, after-sale related expenses and travelling expenses by US$370,000, US$151,000, US$447,000, US$264,000, US$128,000 and US$149,000, respectively.

General and Administrative Expenses

General and administrative expenses were US$2,086,000 and US$1,594,000 for the six (6) months period ended September 30, 2009 and 2008, respectively, and mainly consisted of staff salaries, staff welfare, social security contributions, depreciation expenses, research and development expenses, legal and professional fees, other taxes and motor vehicle expenses. The increase in general and administrative expenses was mainly due to increases in employees’ salaries and compensation and social security contribution of approximately US$314,000 and US$207,000, respectively,  which were driven by the increase in number of staff and the salary rate.

Other Income, Net

Net other income was US$725,000 and US$293,000 for the six (6) month period ended September 30, 2009 and 2008, respectively. The increase of US$432,000 was mainly attributable to the increase in government subsidies and sales of raw materials.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was US$8,794,000 and US$7,504,000, for the six (6) month period ended September 30, 2009 and 2008, respectively. The increase of US$1,290,000 was mainly attributable to the increase in sales volume, thus resulting in an increase in the gross income for the six (6) months period ended September 30, 2009.

Interest Expense, Net

Net interest expense was US$692,000 and US$384,000 for the six (6) month period ended September 30, 2009 and 2008, respectively. Net interest expense increased by US$308,000 during these periods due to the combined result of the increase of interest expense from the addition of short term bank loans, as well as the decrease of the interest income from restricted bank balance for the six (6) month period ended September 30, 2009, compared to the six (6) month period ended September 30, 2008.

Net Income

Net income was US$6,923,000 and US$6,065,000 for the six (6) month period ended September 30, 2009 and 2008, respectively. The increase in net income of US$858,000 was mainly attributable to the continuing strong sales of our battery products.

Results of Operations for the Three (3) Months Ended September 30, 2009 Compared with the Three (3) Months Ended September 30, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	For The Three (3) Months Ended September 30 (Unaudited)

	2009	2008	2009	2008
Revenues	$50,392,000	$35,588,000	100.00%	100.00%
Cost of sales	$41,708,000	$28,521,000	82.77%	80.14%
Gross income	$8,684,000	$7,067,000	17.23%	19.86%
Sales, marketing and distribution	$2,167,000	$1,337,000	4.30%	3.76%
General and administrative expenses	$1,030,000	$982,000	2.04%	2.76%
Operating income	$5,487,000	$4,748,000	10.89%	13.34%
Other income, net	$578,000	$88,000	1.15%	0.25%
Interest Income	$0	$142,000	0%	0.40%
Net Income from Operations before Interest and Tax Expenses	$6,065,000	$4,978,000	12.04%	13.99%
Interest expenses	$378,000	$246,000	0.75%	0.69%
Income before income taxes	$5,687,000	$4,732,000	11.29%	13.30%
Income taxes expenses	$770,000	$578,000	1.53%	1.62%
Net income	$4,917,000	$4,154,000	9.76%	11.67%
Other comprehensive income	$24,000	$38,000	0.05%	0.11%
Comprehensive income	$4,941,000	$4,192,000	9.81%	11.78%

Revenues

Revenues for the three (3) months ended September 30, 2009 and 2008 were US$50,392,000 and US$35,588,000, respectively. The increase in revenues of 42% was mainly attributable to the continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in the PRC. Sales volume increased by 80% was mainly due to the increase of demands from customers. On the other hand, there was a decrease in average unit selling price by approximately 25% in response to the decrease in major raw material costs such as the metal lead. The effect of the decrease in average selling price was offset by the significant increase in sales volume.  As such, overall sales increased by 42%. For the total year outlook, we expect that the trend of cost variations on the major direct materials and ongoing competitions would continue for the remainder of 2009.  As such, we also expect that the average selling price would continue the current trend of fluctuation.

Cost of Sales

Cost of sales for the three (3) months ended September 30, 2009 and 2008 was US$41,708,000 and US$28,521,000, respectively, and cost rates were 82.77% and 80.14%, respectively. The unfavorable increase of the cost rates by 2.63% was mainly due to the decrease of average selling price. The effect of decrease in average selling price was only partially offset against the effect on decrease in average cost of materials and the gross income rate decreased by 2.63%

Depreciation and Amortization

Depreciation expense was US$138,000 and US$104,000 for the three (3) month period ended September 30, 2009 and 2008, respectively. The increase in depreciation expense was mainly attributable to the new machines and equipments acquired during the twelve (12) months period from October 1, 2008 to September 30, 2009 for which the same depreciation method applied.

Sales, Marketing and Distribution

Sales, marketing and distribution were US$2,167,000 and US$1,337,000 for the three (3) month period ended September 30, 2009 and 2008, respectively.  The increase of US$830,000 was mainly driven by the increases in transportation expenses, advertising expenses, sales commission, staff salaries, after-sale related expenses, travelling expense and provision for warranty costs by US$130,000, US$12,000, US$186,000, US$112,000  US$20,000, US$74,000 and US$240,000, respectively.

General and Administrative Expenses

General and administrative expenses were US$1,030,000 and US$982,000 for the three (3) month period ended September 30, 2009 and 2008, respectively, and mainly consisted of staff salaries, staff welfare, social security contributions, depreciation expenses, research and development expenses, legal and professional fees, other taxes and motor vehicle expenses. The increase in general and administrative expenses was mainly due to increases in employees’ salaries and compensation and social security contribution for an aggregate of approximately US$97,000, which were driven by the increase in number of staff and the salary rate, offset by the decrease in research and development expenses by US$30,000.

Other Income, Net

Net other income was US$578,000 and US$88,000 for the three (3) month period ended September 30, 2009 and 2008, respectively. The increase of US$490,000 was mainly attributable to the increase in government subsidies and the increase in income from sales of raw materials.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was US$6,065,000 and US$4,978,000, for the three (3) month period ended September 30, 2009 and 2008, respectively. The favorable variance of US$1,087,000 was mainly due to the favorable gross income increase by US$1,617,000, other income increased by US$490,000, and offset by increase in sales, marketing, general and  administrative expenses by US$878,000, thus resulting in an increase in the gross income for the three (3) month period ended September 30, 2009.

Interest Expense, Net

Net interest expense was US$378,000 and US$104,000 for the three (3) month period ended September 30, 2009 and 2008, respectively. Net interest expense increased by US$274,000 during these periods due to the increase in short term bank loans for the three (3) month period ended September 30, 2009, compared to the three (3) month period ended September 30, 2008.

Net Income

Net income was US$4,917,000 and US$4,154,000 for the three (3) month period ended September 30, 2009 and 2008, respectively. The increase in net income of US$763,000 was due to the favorable increase of income before income taxes by US$955,000 as a result of the continuing strong sales of our battery products, offset by the unfavorable increase of the income taxes expenses US$192,000.

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

 The following table sets forth the summary of our cash flows, in dollar, for the periods indicated:

	Six (6) Months Ended September 30 (Unaudited)
	2009	2008
Net cash provided by operating activities	$3,410,000	$10,892,000
Net cash used in investing activities	$(11,918,000)	$(914,000)
Net cash provided by（used in）financing activities	$13,163,000	$(7,294,000)
Net increase in cash and cash equivalents	$4,655,000	$2,684,000
Effect of exchange rate changes on cash	$143,000	$131,000
Cash and cash equivalents at beginning of period	$2,620,000	$786,000
Cash and cash equivalents at end of period	$7,418,000	$3,601,000

Operating Activities

Net cash provided by operating activities was approximately US$3,410,000 for the six (6) months ended September 30, 2009, as compared to net cash provided by operating activities of approximately US$10,892,000 for the six (6) months ended September 30, 2008. This decrease was mainly due to the combined result of increase in account payables and the increasing use of bank bills for settlement of accounts payable, offset by the increase in inventories and prepayments to raw materials suppliers.

Investing Activities

Net cash used in investing activities were approximately US$11,918,000 for the six (6) months ended September 30, 2009, as compared to approximately US$914,000 for the six (6) months ended September 30, 2008. The increase was mainly due to the increase of security deposits for issuing bank acceptance bill and a deposit paid for acquisition of land and buildings.

Financing Activities

Net cash provided by financing activities was approximately US$13,163,000 for the six (6) months ended September 30, 2009, as compared to net cash used in financing activities of approximately US$7,294,000 for the six (6) months ended September 30, 2008. The increase was mainly due to the addition of short-term bank borrowings.

Working Capital

Our working capital increased by approximately US$5,121,000 to approximately US$17,627,000 as of September 30, 2009, as compared to the working capital of approximately US$12,506,000 as of March 31,2009.  This increase is primarily due to an increase in our cash and cash equivalents, restricted bank balances, other financial assets, account receivables, prepayments and inventories approximately US$37,623,000, offset by an increase in our short-term bank loans, accounts payable, notes payable, accrued expenses and other liabilities of approximately US$32,300,000. The increase in accounts receivable was the result of the increase of sales volume. The increase in inventories was mainly due to the increase of the finished goods. The increase in short-term bank loans and notes payable was the result of our financing arrangement.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	September 30, 2009	March 31, 2009
Short-term bank borrowings	US$33,638,000	US$20,451,000
Notes payable (within (1) year)	US$35,685,000	US$23,343,000
Total	US$69,323,000	US$43,794,000

Purchase Obligations (US$)	September 30, 2009	March 31, 2009
Purchase of machineries (within one (1) year)	0	US$423,000
Purchase of land and buildings	US$1,462,000	0
Total	US$1,462,000	US$423,000

Operating Lease Obligations (US$)	September 30, 2009	March 31, 2009
Within one (1) year	US$443,000	US$185,000
1-3 years	US$953,000	US$407,000
3-5 years	US$574,000	US$266,000
Over five (5) years	-	-
Total	US$1,970,000	US$858,000

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2009, there is no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

On October 22, 2009, the Company distributed to all holders of record of the Company’s common stock as of October 7, 2009 a Proxy Statement containing information related to the Annual Meeting of Stockholders of the Company to be held at the Changxing International Hotel, No. 1 Taihu Rd., Changxing, Zhejiang Province, The People’s Republic of China on November 13, 2009, beginning at 10:00 a.m. local time for the purpose of re-electing the Company’s current seven (7) directors and to ratify the re-appointment of the Company’s current independent registered public accounting firm (Mazars CPA Limited) for the fiscal year ending March 31, 2010.  The Company also distributed copies of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 and Quarterly Report for the period ended June 30, 2009.

ITEM 5. OTHER INFORMATION

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

Date: November 13, 2009	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: November 13, 2009	By:	/s/ He Zhiwei
Name: He Zhiwei
Its: Chief Financial Officer, Principal Financial and Accounting Officer