Form 10-Q
period 2009-12-31
Chisen Electric Corp
filed 2010-02-11
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 10, 2010, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-1

Unaudited Condensed Consolidated Balance Sheets	F-2 – F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F-6 – F-20

Unaudited Condensed Consolidated Financial
Statements of
Chisen Electric Corporation
For the nine months ended December 31, 2009

Chisen Electric Corporation

Index to Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-1

Unaudited Condensed Consolidated Balance Sheets	F-2 – F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F-6 – F-20

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and Other
Comprehensive Income
For the nine months ended December 31, 2009 and 2008

		Three months ended December 31		Nine months ended December 31
		2009	2008	2009	2008
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		47,237	23,421	127,104	81,234

Cost of sales		(41,337)	(18,998)	(107,150)	(65,713)

Gross income		5,900	4,423	19,954	15,521

Operating expenses:
Sales, marketing and distribution		(2,677)	(1,328)	(6,630)	(3,770)
General and administrative		(763)	(1,006)	(2,850)	(2,600)

Operating income		2,460	2,089	10,474	9,151

Other income, net		464	70	1,189	363
Interest income		-	24	56	173
Interest expense		(399)	(243)	(1,147)	(776)

Income before income taxes		2,525	1,940	10,572	8,911

Income taxes expenses	4	(314)	(315)	(1,439)	(1,594)

Net income		2,211	1,625	9,133	7,317

Other comprehensive income
Foreign currency translation adjustment		-	(6)	24	258

Comprehensive income		2,211	1,619	9,157	7,575

		Shares	Shares	Shares	Shares

Earnings per share
Weight average number of common stock outstanding
- basic and diluted	3	50,000,000	50,000,000	50,000,000	50,000,000

		US$	US$	US$	US$

Net income per share of common stock outstanding
- basic and diluted		0.04	0.03	0.18	0.15

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2009 and March 31, 2009

			(Audited)
		As of December 31, 2009	As of March 31, 2009
	Note	US$’000	US$’000

ASSETS

Current assets:
Cash and cash equivalents		4,036	2,620
Restricted bank balances	5	23,401	13,878
Other financial assets	6	3,804	1,314
Accounts receivable, net		47,074	35,023
Other receivables		450	842
Prepayments		7,635	862
Due from related parties	14(b)	-	474
Inventories	7	26,875	17,135

Total current assets		113,275	72,148

Available-for-sale financial assets	8	879	878
Long-term land lease prepayments, net		775	608
Property, plant and equipment, net	9	9,538	5,315

Total assets		124,467	78,949

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2009 and March 31, 2009

			(Audited)
		As of September 30, 2009	As of March 31, 2009
	Note	US$’000	US$’000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable		18,334	11,176
Notes payable	10	40,221	23,343
Accrued expenses and other liabilities		4,223	3,769
Due to related parties	14(b)	331	639
Income taxes payable		314	264
Short-term bank borrowings	11	32,616	20,451

Total current liabilities		96,039	59,642

Government subsidies	12	150	186
Deferred tax liabilities		460	460

Total non-current liabilities		610	646

Total liabilities		96,649	60,288

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.001 per value: 10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value: 100,000,000 shares authorized
50,000,000 shares issued and outstanding		50	50
Capital reserves		144	144
Statutory reserves		2,063	1,103
Accumulated other comprehensive income		972	948
Retained earnings		24,589	16,416

Total stockholders’ equity		27,818	18,661

Total liabilities and stockholders’ equity		124,467	78,949

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the period from April 1, 2009 to December 31, 2009

	Common stock issued					Accumulated
	Number of shares	Amount	Capital reserves	Statutory reserves	Retained earnings	other comprehensive income	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2009	50,000,000	50	144	1,103	16,416	948	18,661
Net income	-	-	-	-	9,133	-	9,133
Transfer to statutory reserves	-	-	-	960	(960)	-	-
Foreign currency translation adjustment	-	-	-	-	-	24	24

Balance as of December 31, 2009	50,000,000	50	144	2,063	24,589	972	27,818

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended December 31, 2009 and 2008

	Nine months ended December 31,
	2009	2008
	US$’000	US$’000
Cash flows from operating activities
Net income	9,133	7,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	423	328
Written-off of property, plant and equipment	6	10
Amortization of long-term land lease prepayments	13	43
Exchange differences	(17)	(333)
Provision for warranty costs	44	(305)
Government grant recognized	(36)	(35)
Deferred taxation	-	457
Changes in assets and liabilities:
Other financial assets	(2,488)	4,105
Accounts receivable, net	(12,008)	(11,557)
Other receivables	393	80
Prepayment	(6,771)	(1,869)
Due from related parties	474	965
Inventories	(9,719)	(6,546)
Accounts payable	7,144	4,217
Notes payable	16,849	21,884
Accrued expenses and other liabilities	448	428
Due to related parties	(309)	(4,700)
Income taxes payable	50	104

Net cash provided by operating activities	3,629	14,593

Cash flows from investing activities
Purchase of property, plant and equipment	(4,689)	(911)
Additions of long-term land lease prepayments	(179)	(113)
Investment in restricted bank balances, net	(9,507)	(4,377)

Net cash used in investing activities	(14,375)	(5,401)

Cash flows from financing activities
Proceeds from short-term bank loans	25,303	17,508
Repayment of short-term bank loans	(13,163)	(21,885)

Net cash provided by (used in) financing activities	12,140	(4,377)

Net increase in cash and cash equivalents	1,394	4,815

Cash and cash equivalents, beginning of period	2,620	786
Effect on exchange rate changes	22	375

Cash and cash equivalents, end of period	4,036	5,976

Supplemental disclosure of cash flow information
Interest received	56	712
Interest paid	1,085	173
Tax paid	1,389	1,037

Non-cash investing activity
Purchase of property, plant and equipment recorded as payable to contractors	664	31

The condensed consolidated financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

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

Details of Chisen Electric’s subsidiaries as of December 31, 2009 are as follows:

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
For the nine months ended December 31, 2009

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
For the nine months ended December 31, 2009

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations
The accompanying unaudited condensed consolidated financial statements as of December 31, 2009 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2009 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 29, 2009 for the year ended March 31, 2009. The results of operations for both the three months and nine months ended December 31, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

Recently issued accounting pronouncements
In June 2009, the FASB issued ASC Topic 105, “the FASB Accounting Standards Codification” (“ASC”). ASC would become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the ASC is in effect, all of its content would carry the same level of authority. The ASC becomes effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the ASC in the second quarter of fiscal 2010. The adoption of the ASC did not have an effect on the Company’s financial position and results of operations. However, because the ASC completely replaces existing standards, it affects the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

2.	PREPARATION OF INTERIM FINANCIAL STATEMENTS (CONTINUED)

Recently issued accounting pronouncements (Continued)
In June 2009, the FASB issued ASC Topic 860, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No.140.  ASC Topic 860 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets.  The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  ASC Topic 860 is effective as for an entity’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASC Topic 860 will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810, Amendments to FASB Interpretation No. 46(R).  ASC Topic 810 amends Interpretation No.46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  ASC Topic 810 is effective for an entity’s first fiscal period that begins after November 15, 2009.  The Company does not expect the adoption of ASC Topic 810 will have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Updates (“ASU”) 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820): Measuring Liabilities at Fair Value, effective for the first reporting period after issuance. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability or similar liabilities when traded as an asset or another valuation technique that is consistent with the principles of ASC Topic 820. The adoption of Update 2009-05 did not have any affect on the Company financial statements.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (ASC Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), effective for interim and annual periods ending after September 15, 2009. This Update provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosure - Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of the provisions of Update 2009-12 did not have any affect on the Company financial statements.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for both the three months and nine months ended December 31, 2009 and 2008.

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

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

4.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses are comprised of the following:
	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:
- For the period	314	232	1,439	1,137

Deferred taxes arising in the PRC:
- For the period	-	83	-	457

	314	315	1,439	1,594

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

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2009, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of December 31, 2009, the Company had no unrecognized tax benefits or accruals for the potential payment or interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the nine months ended December 31, 2009 and 2008, no interest or penalties were recorded.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

4.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2008: 25%) is as follows:

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	631	483	2,643	2,235
Effect on tax incentives / holiday	(328)	(235)	(1,420)	(1,103)
Non-deductible items	25	55	197	117
Withholding tax	-	83	-	457
Others	(14)	(71)	19	(112)

Income tax expenses	314	315	1,439	1,594

5.	RESTRICTED BANK BALANCES

Restricted bank balances as of December 31, 2009 and March 31, 2009 represented time deposits with original maturity between three and twelve months. As of December 31, 2009 and March 31, 2009, all restricted bank balances were pledged for the issue of notes payable as disclosed in Note 10 below.

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of accounts receivable balances. As of December 31, 2009 and March 31, 2009, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

7.	INVENTORIES
		(Audited)
	As of December 31, 2009	As of March 31, 2009
Inventories consisted of the following:	US$’000	US$’000

Raw materials	3,357	4,269
Work-in-progress and semi-finished goods	17,489	9,370
Finished goods	6,029	3,496

	26,875	17,135

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of December 31, 2009 and March 31, 2009 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

9.	PROPERTY, PLANT AND EQUIPMENT, NET
		(Audited)
	As of December 31 2009	As of March 31, 2009
Property, plant and equipment is summarized as follows:	US$’000	US$’000

Buildings	2,661	2,632
Plant and machinery	3,524	2,386
Motor vehicles	944	807
Furniture, fixtures and office equipment	1,208	427
Construction-in-progress	2,926	365

	11,263	6,617

Accumulated depreciation	(1,725)	(1,302)

	9,538	5,315

Depreciation expenses were US$153,000 and US$122,000 for the three months ended December 31, 2009 and 2008, respectively, and US$423,000 and US$328,000 for the nine months ended December 31, 2009 and 2008, respectively.

The Company has pledged certain buildings as collaterals against general banking facilities granted to Changxing Chisen, details of which are disclosed in Note 11.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

10.	NOTES PAYABLE

All notes payable issued by the Company were interest-free, guaranteed by banks, repayable within six months from date of issue and collateralized by restricted bank balances as set out in Note 5 and certain land lease prepayments and buildings as set out in Note 11 below.

In addition, various parties have issued guarantee against these notes payable as follows:

		(Audited)
	As of December 31, 2009	As of March 31, 2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	13,895	8,034
Corporate guarantees issued by third parties	2,925	2,922

11.	SHORT-TERM BANK BORROWINGS

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans and the notes payable as set out in Note 10 are collateralized by land lease prepayments and buildings of the Company with carrying values as follows:
		(Audited)
	As of December 31, 2009	As of March 31, 2009
	US$’000	US$’000

Land use rights	596	608
Buildings	1,978	2,069

	2,574	2,677

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

11.	SHORT-TERM BANK BORROWINGS (CONTINUED)

Various parties have also issued guarantee against these short-term bank loans as follows:

		(Audited)
	As of December 31, 2009	As of March 31, 2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	28,228	16,069
Corporate guarantees issued by third parties	2,779	4,381

The weighted average annual interest rates of the short-term bank loans were 5.23% and 7.9% as of December 31, 2009 and March 31, 2009 respectively.

12.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$12,000 and US$12,000 was credited to the statement of operations for the three months ended December 31, 2009 and 2008 respectively, and US$36,000 and US$35,000 were credited to the statements of operations for the nine months ended December 31, 2009 and 2008 respectively.

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
For the nine months ended December 31, 2009

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

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:
		(Audited)
	As of December 31, 2009	As of March 31, 2009
	US$’000	US$’000
Due from related parties:
Ms. Zhou Fang Qin	-	195
Chisen Glass	-	278
Xinguangyuan	-	1

	-	474

Due to related parties:
Ms. Zhou Fang Qin	8	-
Chisen Glass	4	-
Mr. Xu Keyong	24	24
Ai Ge Organism	292	602
Nuo Wan Te Ke	3	13

	331	639

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(c)	Summary of related party transactions:

Name of related party	Nature of transactions	Three months ended December 31		Nine months ended December 31
		2009	2008	2009	2008
		US$’000	US$’000	US$’000	US$’000

Chisen Glass	Acquisition of motor vehicle	-	-	-	160

Ruilang Electronic	Acquisition of and land buildings	2,925	-	2,925	-

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements:

．	As of December 31, 2009, Chisen Glass provided guarantees, in aggregate, amounting to US$10,676,000 and US$2,194,000 to secure the short-term bank loans and notes payable of the Company.

．	As of December 31, 2009, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$3,656,000 to secure the notes payable of the Company.

．
As of December 31, 2009, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$5,850,000 and US$5,850,000 to secure the short-term bank loans and notes payable of the Company, respectively.

．	As of December 31, 2009, Xinguangyuan provided guarantees, in aggregate, amounting to US$1,463,000 and US$2,194,000 to secure the short-term bank loans and notes payable of the Company, respectively.

．	As of December 31, 2009, Xinguangyuan, Mr. Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$8,775,000 to secure the short-term bank loans of the Company.

．	As of December 31, 2009, US$1,463,000 of the Company’s short-term bank loans was collateralized by a guarantee provided by Mr. Xu Kecheng.

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2009 and March 31, 2009:

		(Audited)
	As of December 31, 2009	As of March 31, 2009
	US$’000	US$’000

Within one year	520	185
One to two years	546	205
Two to three years	573	202
Three to four years	508	212
Four to five years	91	54

Total	2,238	858

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(b)	Capital commitments

As of December 31, 2009 and March 31, 2009, the Company had capital expenditure commitments for construction projects and purchase of fixed assets of approximately US$nil and US$423,000, respectively.

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

	Three months ended December 31		Nine months ended December 31
	2009	2008	2009	2008
	US$’000	US$’000	US$’000	US$’000

Beginning balance	192	114	121	413
Exchange realignment	-	-	1	-
Accrual for warranties issued during the period	46	36	151	172
Utilised during the period	(42)	(42)	(77)	(477)

Closing balance	196	108	196	108

17.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$66,000 and US$33,000 for the three months ended December 31, 2009 and 2008 respectively, and US$305,000 and US$98,000 for the nine months ended December 31, 2009 and 2008 respectively.

18.	SEGMENTAL INFORMATION

During the three months and nine months ended December 31, 2009 and 2008, all revenue of the Company represented income from sales of sealed lead-acid battery and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

Chisen Electric Corporation

Notes to and Forming Part of
 Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2009

19.	SUBSEQUENT EVENTS

In accordance with the provision of the FASB Accounting Standards Codification Topic 855 issued by the FASB, the Company has evaluated all events or transactions that occurred after December 31, 2009 up through February 12, 2010, the date the Company issued these financial statements. During this period the Company did not have any material subsequent events that impacted the Company’s consolidated financial statements.

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

Effective February 2, 2009, the Registrant amended its Articles of Incorporation to change its name from “World Trophy Outfitters, Inc.” to “Chisen Electric Corporation”. The following is disclosure regarding the Registrant, Fast More and Fast More’s wholly-owned and chief operating subsidiary, Changxing Chisen Electric Co., Ltd. (hereinafter referred to as “CCEC”, and together with Fast More and the Registrant, the “Company”), the principal business activities of which consist of the manufacture and sale of sealed lead-acid battery products primarily in the electric bicycle market.

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

The Registrant’s Common Stock is currently traded on the Over-The-Counter Bulletin Board under the symbol “CIEC”. Immediately prior to the Exchange, World Trophy was considered a “blank check” development stage company with US$51,039 in assets and a net loss of US$(27,977) for the three (3) months ended September 30, 2008.  On the Closing Date, the Registrant did not have any liabilities.

Current Operations of the Company

Fast More is an investment holding company incorporated in Hong Kong on December 17, 2007 with limited liability. CCEC was founded in Huzhou, Zhejiang Province in China in 2002. On February 16, 2008, Fast More acquired the 51%, 9% and 40% equity interests in CCEC from Mr. Xu Kecheng, Mr. Xu Keyong and BEME International Co., Ltd., respectively, for RMB6,502,500 (approximately US$926,000), RMB1,147,500 (approximately US$164,000) and RMB 5,100,000 (approximately US$726,000), respectively. Upon the completion of these acquisition transactions, CCEC became the wholly-owned and chief operating subsidiary of Fast More.  Since the ultimate beneficial owner of Fast More was, at all times, the substantial stockholder of CCEC (Mr. Xu Kecheng), the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 805.

On May 18, 2009, the Registrant incorporated Chisen Technology Holdings Corporation in Nevada as its wholly-owned subsidiary.  Chisen Technology Holdings Corporation is authorized to do business in the State of Washington and as of Feburary 12, 2010, this entity has no operations.

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

Today, the Company manufactures over 14,000,000 batteries each year, has more than 2,000 employees and is one of China's largest manufacturers of lead-acid batteries for electric-powered bicycles (LABEBs). For each of the Company’s fiscal years ended March 31, 2009 and 2008, sales revenues were US$109,020,000 and US$65,387,000, respectively, and our net income during the same periods amounted to US$8,880,000 and US$6,701,000, respectively.  Sales revenues were US$127,104,000 and US$81,234,000 for the nine months ended December 31, 2009 and 2008, respectively, and our net income during the same periods amounted to US$9,133,000 and US$7,137,000, respectively.

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

We produce and offer ten (10) models of lead-acid motive battery products for sale and are mainly engaged in the production of the following models of lead-acid motive battery products for electric bicycles:

Product	Dimentions (LxWxH)	Weight (kg)	Power Output (w)	Estimated Hours Required Per Charging (1)		Estimated Minutes of Use Per Charging (min)(2)	Estimated Travel Distance Per Charging (km)
6-DZM-10Ah	151×99×98	4.2	60	10	h	135-145	45-50

6-DZM-12Ah	151×99×102	4.3	72	10	h	120-130	45-50

6-DZM-16Ah	151×99×118	5.6	96	10	h	120-130	50-60

6-DZM-17Ah	181×76×166	6.3	102	10	h	120-130	50-60

6-DZM-20Ah	181×76×170	7.0	120	10	h	120-130	60-70

8-DZM-16Ah	200×100×118	7.4	128	10	h	120-130	60-70

8-DZM-18Ah	250×100×128	9.0	144	10	h	120-130	60-70

8-DZM-20Ah	250×100×128	9.05	160	10	h	120-130	60-70

6-DZM-24Ah	175×165×125	9.5	144	10	h	120-130	70-80

6-DZM-25Ah	250×78×118	8.85	150	10	h	120-130	70-80

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

8-DZM-16AH

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

The table below shows the three top manufacturers of LABEBs in China, and their revenues during fiscal year ended March 31, 2009:

Battery Manufacturer	Production Location	Revenues in 2009 (approximate) US$(Million)	Market Share
Tianneng Power International	Changxing, Zhejiang	376.97	22%
Zhejiang Chaowei Power Co., Ltd.	Changxing, Zhejiang	222.69	13%
CHISEN	Changxing, Zhejiang	109.02	6%

Revenues generated by the Company in China accounted for 100% of the Company’s revenues in the fiscal years ended March 31, 2009 and 2008 and 100% and 100% of the Company’s revenues for the nine months ended December 31, 2009 and 2008, respectively.

In the calendar years ended December 31, 2009 and 2008, Chisen’s battery production reached 12.5 million units and 7 million units, respectively.

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

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing lesser emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix has been expanded to include lead-acid back-up batteries, Lithium iron motive batteries, Lithium iron back-up battery products and complementary electrical equipment, such as chargers, controllers and motors, for different types of personal transportation devices. It is our goal to become the largest battery developer producer with a first-class sales and service network in China.

The top five lead-acid motive battery manufacturers in 2008 accounted for 45% of the total market share with the Company, representing approximately 6% of the total market share, taking the third place in this industry.  The Company has taken the following measures to set up its position as one of the leaders in the industry: (1) the Company invested in an automatic production line with the maximum daily production capacity increasing by 120% compared with that in 2008; (2) the Company is actively seeking an acquisition target to expand its market share and develop its production capacity.

Results of Operations for the Nine (9) Months Ended December 31, 2009 Compared with the Nine (9) Months Ended December 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	For The Nine (9) Months Ended December 31 (Unaudited)
	2009	2008	2009	2008
Revenues	$127,104,000	$81,234,000	100.00%	100.00%
Cost of sales	$107,150,000	$65,713,000	84.30%	80.89%
Gross income	$19,954,000	$15,521,000	15.70%	19.11%
Sales, marketing and distribution	$6,630,000	$3,770,000	5.22%	4.64%
General and administrative expenses	$2,850,000	$2,600,000	2.24%	3.20%
Operating income	$10,474,000	$9,151,000	8.24%	11.26%
Other income, net	$1,189,000	$363,000	0.94%	0.45%
Interest Income	$56,000	$173,000	0.04%	0.21%
Net Income from Operations before Interest and Tax Expenses	$11,719,000	$9,687,000	9.22%	11.92%
Interest expenses	$1,147,000	$776,000	0.90%	0.96%
Income before income taxes	$10,572,000	$8,911,000	8.32%	10.97%
Income taxes expenses	$1,439,000	$1,594,000	1.13%	1.96%
Net income	$9,133,000	$7,317,000	7.19%	9.01%
Other comprehensive income	$24,000	$258,000	0.02%	0.32%
Comprehensive income	$9,157,000	$7,575,000	7.20%	9.32%

Revenues

Revenues for the nine (9) months ended December 31, 2009 and 2008 were US$127,104,000 and US$81,234,000, respectively. The increase in revenues of 56% was mainly attributable to the continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in the PRC and our increased production capacity. Sales volume increased by 93% was mainly due to the increase of demands from original customers and the demands from new customers we developed during this period. On the other hand, there was a decrease in average unit selling price by approximately 18% in response to the decrease in average major raw material costs. The effect of the decrease in average selling price was offset by the significant increase in sales volume.  As such, overall sales increased by 56%.  For the total year outlook, the trend of cost variations on the major direct materials and ongoing competitions will continue for the remaining year.  As such, we expect that the average selling price would continue the current trend of fluctuation.

Cost of Sales

Cost of sales for the nine (9) months ended December 31, 2009 and 2008 was US$107,150,000 and US$65,713,000, respectively, and cost rates were 84.30% and 80.89%, respectively.  In response to the decrease in average cost of materials by 9% and the fierce market competition, the average selling price also decreased by a large extent of 18%, thus the cost rate increased by 3.41%.

Depreciation and Amortization

Depreciation expense was US$423,000 and US$328,000 for the nine (9) months ended December 31, 2009 and 2008, respectively. The increase in depreciation expense was mainly attributable to the new machines and equipment acquired during the fifteen (15) months period from October 1, 2008 to December 31, 2009 for which the same depreciation method applied.

Sales, Marketing and Distribution

Sales, marketing and distribution were US$6,630,000 and US$3,770,000 for the nine (9) months ended December 31, 2009 and 2008, respectively.  The increase of US$2,860,000 was mainly driven by the increases in transportation expenses, advertising expenses, sales commission, staff salaries, after-sale related expenses and travelling expenses by US$706,000, US$213,000, US$985,000, US$359,000, US$289,000 and US$240,000, respectively.

General and Administrative Expenses

General and administrative expenses were US$2,850,000 and US$2,600,000 for the nine (9) months ended December 31, 2009 and 2008, respectively and mainly consisted of staff salaries, staff welfare, social security contributions, legal and professional fees, depreciation expenses, research and development expenses and other taxes. The increase in general and administrative expenses was mainly due to increases in employees’ salaries and welfare and social security contribution of approximately US$340,000 and US$96,000, respectively, which were driven by the increase in number of staff and the salary rate.

Other Income, Net

Net other income was US$1,189,000 and US$363,000 for the nine (9) months ended December 31, 2009 and 2008, respectively. The increase of US$826,000 was mainly attributable to the increase in government subsidies and sales of raw materials.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was US$11,719,000 and US$9,687,000, for the nine (9) months ended December 31, 2009 and 2008, respectively. The increase of US$2,032,000 was mainly attributable to the increase in sales volume, thus resulting in an increase in the gross income for the nine (9) months ended December 31, 2009.

Interest Expense, Net

Net interest expense was US$1,091,000 and US$603,000 for the nine (9) months ended December 31, 2009 and 2008, respectively. Net interest expense increased by US$488,000 during these periods due to the combined result of the increase of interest expense from the addition of short term bank loans, as well as the decrease of the interest income from restricted bank balances for the nine (9) months ended December 31, 2009, compared to the (9) months ended December 31, 2008.

Net Income

Net income was US$9,133,000 and US$7,317,000 for the nine (9) months ended December 31, 2009 and 2008, respectively. The increase in net income of US$1,816,000 was mainly attributable to the continuing strong sales of our battery products.

Results of Operations for the Three (3) Months Ended December 31, 2009 Compared with the Three (3) Months Ended December 31, 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	For The Three (3) Months Ended December 31 (Unaudited)
	2009	2008	2009	2008
Revenues	$47,237,000	$23,421,000	100.00%	100.00%
Cost of sales	$41,337,000	$18,998,000	87.51%	81.12%
Gross income	$5,900,000	$4,423,000	12.49%	18.88%
Sales, marketing and distribution	$2,677,000	$1,328,000	5.67%	5.67%
General and administrative expenses	$763,000	$1,006,000	1.62%	4.30%
Operating income	$2,460,000	$2,089,000	5.21%	8.92%
Other income, net	$464,000	$70,000	0.98%	0.30%
Interest Income	$0	$24,000	0.00%	0.10%
Net Income from Operations before Interest and Tax Expenses	$2,924,000	$2,183,000	6.19%	9.32%
Interest expenses	$399,000	$243,000	0.84%	1.04%
Income before income taxes	$2,525,000	$1,940,000	5.35%	8.28%
Income taxes expenses	$314,000	$315,000	0.66%	1.35%
Net income	$2,211,000	$1,625,000	4.68%	6.94%
Other comprehensive income	$-0	$-6,000	0.00%	-0.03%
Comprehensive income	$2,211,000	$1,619,000	4.68%	6.91%

Revenues

Revenues for the three (3) months ended December 31, 2009 and 2008 were US$47,237,000 and US$23,421,000, respectively. The increase in revenues of 102% was mainly attributable to the continuing strong sales of our battery products as a result of rapid growth in the electric bicycle market in the PRC and our increased production capacity. Sales volume increased by 117% was mainly due to the increase of demands from original customers and the demands from new customers we developed during this period. On the other hand, there was a decrease in average unit selling price by approximately 6% due to the change in product mix and  the effect of the restriction imposed on the pricing system of the battery industry. The effect of the decrease in average selling price was offset by the significant increase in sales volume.  As such, overall sales increased by 102%. For the total year outlook, we expect that the trend of cost variations on the major direct materials and ongoing competitions will continue for the remaining year.  As such, we also expect that the average selling price would continue the current trend of fluctuation.

Cost of Sales

Cost of sales for the three (3) months ended December 31, 2009 and 2008 was US$41,337,000 and US$18,998,000, respectively, and cost rates were 87.51% and 81.12%, respectively. The unfavorable increase of the cost rates by 6.39% was mainly due to the combing effect of the decrease of average selling price in response to the fierce competition and the increase in the cost of major raw materials.

Depreciation and Amortization

Depreciation expense was US$153,000 and US$122,000 for the three (3) months ended December 31, 2009 and 2008, respectively. The increase in depreciation expense was mainly attributable to the new machines and equipments acquired during the fifteen (15) months period from October 1, 2008 to December 31, 2009 for which the same depreciation method applied.

Sales, Marketing and Distribution

Sales, marketing and distribution were US$2,677,000 and US$1,328,000 for the three (3) months ended December 31, 2009 and 2008, respectively.  The increase of US$1,349,000 was mainly driven by the increases in transportation expenses, advertising expenses, sales commission, staff salaries, after-sale related expenses and travelling expense by US$346,000, US$64,000, US$540,000, US$96,000, US$166,000 and US$92,000, respectively.

General and Administrative Expenses

General and administrative expenses were US$763,000 and US$1,006,000 for the three (3) months ended December 31, 2009 and 2008, respectively, and mainly consisted of staff salaries, staff welfare, social security contributions, depreciation expenses, research and development expenses, legal and professional fees, other taxes and motor vehicle expenses. The decrease in general and administrative expenses was mainly due to the strengthened expense control being exercised in response to the decrease in gross income rate resulted from the fierce market competition, reclassification of certain expenses to cost of sales and sales, marketing and distribution expenses in order to more accurately reflect its true nature.

Other Income, Net

Net other income was US$464,000 and US$70,000 for the three (3) months ended December 31, 2009 and 2008, respectively. The increase of US$394,000 was mainly attributable to the increase in government subsidies and the increase in income from sales of raw materials.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was US$2,924,000 and US$2,183,000, for the three (3) months ended December 31, 2009 and 2008, respectively. The favorable variance of US$741,000 was mainly due to the increase in sales volume, thus resulting in an increase in the gross income for the three (3) months ended December 31, 2009.

Interest Expense, Net

Net interest expense was US$399,000 and US$219,000 for the three (3) months ended December 31, 2009 and 2008, respectively. Net interest expense increased by US$180,000 during these periods due to the combined result of the increase of interest expense from the addition of short term bank loans, as well as the decrease of the interest income from restricted bank balances for the three (3) months ended December 31, 2009, compared to the three (3) months ended December 31, 2008.

Net Income

Net income was US$2,211,000 and US$1,625,000 for the three (3) months ended December 31, 2009 and 2008, respectively. The increase in net income of US$586,000 was due to the proceeds from the continuing strong sales of our battery products.

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

 The following table sets forth the summary of our cash flows, in dollar, for the periods indicated:

	Nine (9) Months Ended December 31 (Unaudited)
	2009	2008
Net cash provided by operating activities	$3,629,000	$14,593,000
Net cash used in investing activities	$(14,375,000)	$(5,401,000)
Net cash provided by (used in) financing activities	$12,140,000	$(4,377,000)
Net increase in cash and cash equivalents	$1,394,000	$4,815,000
Effect of exchange rate changes on cash	$22,000	$375,000
Cash and cash equivalents at beginning of period	$2,620,000	$786,000
Cash and cash equivalents at end of period	$4,036,000	$5,976,000

Operating Activities

Net cash provided by operating activities was approximately US$3,629,000 for the nine (9) months ended December 31, 2009, as compared to approximately US$14,593,000 for the nine (9) months ended December 31, 2008. This decrease was mainly due to the combined result of increase in account payables and notes payable; offset by the decrease in other financial assets, accounts receivable, inventories and prepayments to raw materials suppliers.

Investing Activities

Net cash used in investing activities were approximately US$14,375,000 for the nine (9) months ended December 31, 2009, as compared to approximately US$5,401,000 for the nine (9) months ended December 31, 2008. The increase was mainly due to the increase in investment in restricted bank balance and acquisition of land, buildings and equipment.

Financing Activities

Net cash provided by financing activities was approximately US$12,140,000 for the nine (9) months ended December 31, 2009, as compared to net cash used in financing activities of approximately US$4,377,000 for the nine (9) months ended December 31, 2008. The increase was mainly due to the addition of short-term bank borrowings and the decrease in repayment of short-term bank loans.

Working Capital

Our working capital increased by approximately US$4,730,000 to approximately US$17,276,000 as of December 31, 2009, as compared to the working capital of approximately US$12,506,000 as of March 31, 2009.  This increase is primarily due to an increase in our cash and cash equivalents, restricted bank balances, other financial assets, account receivables, prepayments and inventories by approximately US$41,993,000, offset by an increase in our short-term bank loans, accounts payable, notes payable, accrued expenses and other liabilities of approximately US$36,655,000. The increase in accounts receivable was the result of the increase of sales volume. Inventory carrying levels have been increased for semi-finished goods and finished goods as well as replacement batteries. This has been done to meet the projected demand of US$30,565,000 in Q42009/10, which is a US$2,779,000 increase over Q42008/09. The increased inventory consists of 80% standard products and 20% replacement batteries. The increase in short-term bank loans and notes payable was the result of our financing arrangement.

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

Contractual Obligations

Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness
Capital Lease Obligations
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP
Total:

Bank indebtedness (US$)	December 31, 2009		March 31, 2009
Short-term bank borrowings	US$	32,616,000	US$	20,451,000
Notes payable (within (1) year)	US$	40,221,000	US$	23,343,000
Total	US$	72,837,000	US$	43,794,000

Purchase Obligations (US$)	December 31, 2009		March 31, 2009
Purchase of machinery (within one (1) year)	US$	0	US$	423,000
Total	US$	0	US$	423,000

Operating Lease Obligations (US$)	December 31, 2009		March 31, 2009
Within one (1) year	US$	520,000	US$	185,000
1-3 years	US$	1,119,000	US$	407,000
3-5 years	US$	599,000	US$	266,000
Over five (5) years		-		-
Total	US$	2,238,000	US$	858,000

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2009, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2009, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 13, 2009, the Company held its 2009 annual meeting for the purpose of re-electing the Company’s seven directors and ratifying the re-appointment of the Company’s independent registered public accounting firm (Mazars CPA Limited) for the fiscal year ending March 31, 2010.  At the meeting, the seven directors were re-elected and Mazars CPA Limited was re-appointed for the fiscal year ending March 31, 2010.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc.	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Associations of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008
10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Galss Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries of World Trophy Outfitters, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 16, 2009

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audited Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Fiscal Years Ended March 31, 2008 and 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.2	Unaudited Condensed and Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Three (3) Months Ended June 30, 2008 and 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.3	Unaudited Pro Forma Financial Statements of Fast More Limited for the three (3) month period ended June 30, 2008 and the two years ended March 31, 2008.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.4	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.5	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.6	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2010	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 11, 2010	By:	/s/ He Zhiwei
Name: He Zhiwei
Its: Chief Financial Officer, Principal Financial and Accounting Officer