Form 10-K
period 2010-03-31
Chisen Electric Corp
filed 2010-06-28
CIK 1335950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2010

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

(86) 572-6267666
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

Large accelerated filer ☐    Accelerated filer ☐         Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of September 30, 2009 was approximately $70,110,000.

The number of outstanding shares of the registrant’s common stock on June 28, 2010 was 50,000,000.

CHISEN ELECTRIC CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

Index

TABLE OF CONTENTS

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

On May 18, 2009, the Registrant incorporated Chisen Technology Holdings Corporation in Nevada as its wholly-owned subsidiary.  Chisen Technology Holdings Corporation is authorized to do business in the State of Washington and up to the date of filing, this entity has no operations.

Summary of the Company’s Current Business

The Company is a leading lead-acid motive battery producer in China's personal transportation device market. Our motive battery products are sold under our own brand name and are predominantly used in electric bicycles and distributed and sold in China. Electric bicycles become increasingly popular. Among all types of batteries for electric bicycles, the lead-acid motive battery is the preferred choice for electric bicycle manufacturers in China because of its cost efficiency.

Today, the Company manufactures over 14,480,000 batteries each year, has more than 2,500 employees and is one of China's largest manufacturers of lead-acid batteries for electric-powered bicycles (LABEBs). For each of the Company’s fiscal years ended March 31, 2010 and 2009, sales revenues were US$177,192,000 and US$109,020,000, respectively, and our net income during the same periods amounted to US$9,500,000 and US$8,880,000, respectively.

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

8-DZM-16AH

Distribution Methods

We sell our lead-acid motive battery products principally to manufacturers of electric bicycles. However, with the growing retail market for replacement of battery products, i.e. our secondary market, we have also strengthened our efforts in the sales of battery products to sales representatives and exclusive distributors which are strategically located in 27 provinces, autonomous regions and directly-administered municipalities in China.  The Company currently has exclusive sales agreements with distributors at the provincial and county level, and employs sales representatives in each province across China to help distributors to further distribute products from counties to towns.  We have established and maintained long-term relationships with distributors who we believe have local business experience and established regional sales networks.

Our largest distributors are located in the cities of Yancheng and Haimen in Jiangsu Province and in the city of Tangshan in Hebei Province.

Market Share

Zhejiang is the main province of producing LABEBs, the output of which accounted for approximately half of the total domestic output of LABEBs in China. According to the China Battery Industry Association, in 2009, total output of the top five (5) enterprises operating in Zhejiang accounted for approximately 35 million LABEBs of the approximate 100 million sold across China in the personal transportation market.

According to market research results of China Battery Industry Association, for the year ended March 31, 2010, our sales of lead-acid battery products in China represented approximately 11.84% of the total market size (in terms of sales revenue) of the lead-acid motive battery products for electric bicycles in China.

The table below shows the three top manufacturers of LABEBs in China, and their revenues during fiscal year ended March 31, 2010:

Battery Manufacturer	Production Location	Revenues in 2010 (approximate) US$(Million)	Market Share
Zhejiang Chaowei Power Co., Ltd.	Changxing, Zhejiang	338.31	22.6%
Tianneng Power International	Changxing, Zhejiang	330.83	22.1%
Changxing Chisen Electric Co., Ltd.	Changxing, Zhejiang	177.19	11.84%

Revenues generated by the Company in China accounted for 100% of the Company’s revenues in the fiscal years ended March 31, 2010 and 2009.

The Company’s battery production reached 14.48 million units and 7.8 million units, respectively for the fiscal years ended March 31, 2010 and 2009.

Competitive Business Conditions and Market Trends

At the United Nations Climate Change Conference 2009, the Chinese Government announced that in 2020 greenhouse gas emissions will be reduced approximately 40% to 45% from 2005’s basis. We believe that in the next several years, due to intensifying global environmental concerns, there will be increased development of the electric bicycle. At present, due to the fact that the use of electric bicycles is very much in line with the energy-saving and environmental protection policy initiated by the Chinese government, the development of electric vehicles won its support. The electric bicycle, as an environment-friendly and convenient personal transportation vehicle, bears the advantages of convenience, non-pollution, safety and less energy consumption. According to market research results of Adfaith Consulting Co., Ltd., during the five years from 2004 to 2008, the market sales of electric vehicles in China tripled, with the number of electric vehicles totalling approximately 100,000,000 units in 2009. In accordance with the measured data of the electric vehicle market demand in China, it is estimated that the market demand of the electric vehicle will exceed 120,000,000 units in 2010.

With respect to new product trends in the market, Europe, the United States and Japan use primarily a lithium battery.  It is a general market trend for companies to develop motive battery products that are more environmentally friendly with increased power output and less weight. There can be no assurance that manufacturers of electric bikes will continue to use lead-acid motive battery products as the principal source of motive power for electric bikes. In the event that the market prefers to use other forms of battery products (for example, lithium batteries), and if we are not able to develop new motive battery products to meet the future demand, our business could be adversely affected.

In 2009, the top electric bicycle brand in terms of production was Taimei, followed by Xinri and Yadea. Each of these companies is a relatively small enterprise. We believe that continued industrial integration and brand concentration will continue to increase and that these famous brands will rapidly increase their market share.  We also believe that brands will become more diversified by an increasing influence of well-known brands on the market. The Company has established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea, Taimei, Supaiqi. Xinri’s electric bicycle was utilized at the Beijing 2008 Olympic Games and at the Paralympic Games, which is a great honor in China, and the Company was chosen as the only manufacturer to supply environmentally friendly batteries to Xinri for its electric bicycle. The Company is also an alternative power source sponsor at the 2010 Shanghai World Expo, providing an eco-friendly solution to power the road signage at select Expo Park locations. Based on this, in the next several years, we will strive to create an international first-class brand and become the leader in providing “green” energy in the electric bicycle marketplace. Simultaneously, through constant research and development of new chemical energy technologies, we believe the Company will provide energy-savings and highly-effective energy solutions to our customers for the purpose of improving the quality of human life and a sustainable ecological environment.

Competition

Our chief competitors are Tianneng Power International Ltd. (“Tianneng”) and Zhejiang Chaowei Power Co., Ltd. (“Chaowei”). These companies were the first companies to enter the battery industry in China. For example, Chaowei and Tianneng are the leading companies in terms of production and sales volume.  Chaowei has a lot of after-sales service stores and takes an advantage in the secondary market by its continued business expansion. Tiannneng’s capital stock is listed on The Hong Kong Stock Exchange.

However, Chaowei and Tianneng do not have close cooperation with any of the top electric bicycle manufacturers in China. Although the Company entered into its battery industry later than some of its competitors, the Company has achieved success in establishing long-term strategic cooperation with many famous electric bicycle manufacturers in China, such as Xinri, Yadea, Taimei, Xinkelin and Lvyuan.

Cooperative Partnership

In April 2008, CCEC set up the Zhejiang Changxing Chisen Physical-Chemical Power Supply Research and Development Center at the College of Chemistry and Chemical Engineering at Xiamen University in order to research and develop new products. Xiamen University is a first class comprehensive University in China with 9 graduate schools, 120 research institutions and cooperative inter-university ties to over 100 institutions worldwide. A copy of the Company’s Agreement with Xiamen University is attached hereto as Exhibit 10.11.

The Company has also established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea, Taimei, Supaiqi.  The Company also established strategic cooperation partnership with suppliers and vendors by means of supply chain integration to control procurement cost and quality. Moreover, a supplier’s assessment system has been set up to ensure the quality stability of direct materials.

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing lesser emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix has been expanded to include lead-acid back-up batteries, lithium iron motive batteries, lithium iron back-up battery products and complementary electrical equipment, such as chargers, controllers and motors, for different types of personal transportation devices. It is our goal to become the largest battery developer and producer with a first-class sales and service network in China.

The top five lead-acid motive battery manufacturers in 2009 accounted for over 50% of the total market share with the Company, representing approximately 11.84% of the total market share, ranking third in the industry.  The Company has taken the following measures to set up its position as one of the leaders in the industry: (1) the Company invested in an automatic production line with the maximum daily production capacity increasing by 120% compared with that in 2008; (2) the Company is actively seeking an acquisition target to expand its market share and develop its production capacity.

Research and Development (R&D)

R&D Summary

During the fiscal year ended March 31, 2010, the Company doubled its Company-sponsored research and development activities expenses to US$244,000 from US$117,000 for the fiscal year ended March 31, 2009 in order to further enhance the competitiveness of the Company’s products by the improvement of production technique and the release of new lead-acid battery products.

The Company plans to spend US$320,000 during fiscal year ending March 31, 2011, US$410,000 during fiscal year ending March 31, 2012 and US$538,000 during fiscal year ending March 31, 2013 on Company-sponsored research and development activities.

In order to further enhance the competitiveness of our products, the Company has expended vast resources on R&D and technology innovation. The Company desires to increase its ompetitiveness through the improvement of lead-acid battery production techniques and the launch of new-model power battery.

On the development of new products lines, the Company has conducted research on ultra lead –acid motive batteries, wind and solar energy storage batteries, VRLA batteries applied for telecommunication and uninterruptible power supply (UPS), lithium-ion (Li-ion) power batteries, anode material for Li-ion batteries and Li-ion ultra capacitors.  The ultra lead-acid motive battery, which was released in March 2009, is over 8% greater than other products of same type on performance indicators.    In February 2009, the Company developed lead-acid batteries for electric road vehicles, which have occupied some market share in the domestic market.

The Company has finished small lot production on VRLA batteries applied for telecommunication and UPS, which have generated positive customer feedback in the testing market in Southeast Asia and Europe.  With the release of the plan for the revitalization of China’s new energy and the vigorous promotion of the Chinese government to new energy motors, we believe such products will occupy a significant market share. Li-ion ultra capacitors and anode material for Li-ion batteries have passed the trial production phase and both are deemed to be state-of– the art techniques. The products have entered into the alpha test phase. The lithium iron phosphate battery, which the Company has been researching for the past two years, has finished small lot production with stable technical parameters. The Company also commenced receiving sales orders from different areas in China for such product.

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

The raw material for our battery products consist primarily of electrolytic lead. Our success significantly depends on our ability to secure sufficient and constant supply of electrolytic lead for our production at acceptable price levels. Electrolytic lead represents our largest cost item in our lead-acid motive battery production. During each of the two fiscal years ended March 31, 2010 and March 31, 2009, the average selling price of electrolytic lead by our suppliers was approximately RMB15,000 (approximately US$2,200) and RMB15,000 (approximately US$2,200) per ton, respectively. There were silght fluctuations on the average selling price of electrolytic lead for the fiscal year ended March 31, 2010 and the average selling price of electrolytic lead decreased by 1.57% as compared to the fiscal year ended March 31, 2009. For each of the two financial years ended March 31, 2010 and March 31, 2009, costs of lead-related material accounted for approximately 80% and 80% of our total cost of sales, respectively. We do not have long-term contracts with any of our electrolytic lead suppliers, nor have we entered into any arrangement to mitigate the effect of price fluctuations of electrolytic lead. Therefore, any significant increase in the cost of electrolytic lead in the future could adversely affect our results if we cannot transfer the price increment to our customers.

We believe the Company generally maintains sufficient quantities of inventories of its products to meet customer demand.

The Company has entered into written contracts with several suppliers and vendors. The Company has major suppliers who accounted for the following percentage of total purchases and total trade payables in the fiscal years ended March 31, 2010 and 2009:

	Purchases		Trade Payables
Major Suppliers	Fiscal year ended March 31, 2010	Fiscal year ended March 31, 2009	Fiscal year ended March 31, 2010		Fiscal year ended March 31, 2009

Company A	23.96%	17.46%	US$	0	US$	0

Company B	15.71%	6.12%	US$	1,061,000	US$	394,000

Company C	12.69%	19.44%	US$	1,971,000	US$	1,539,000

Company D	8.78%	5.47%	US$	0	US$	415,000

Company E	6.92%	0%	US$	0	US$	0

Key Customers

Trade receivables related to the Company’s major customers for the years ended March 31, 2010 and 2009 comprised 80% and 85% of all trade receivables as of March 31, 2010 and 2009, respectively.  Trade payables related to the Company’s major suppliers for the years ended March 31, 2010 and 2009 comprised 20% and 24% of all trade payables as of March 31, 2010 and 2009, respectively. The Company’s major customers for the fiscal years ended March 31, 2010 and 2009 accounted for the following percentages of total revenue and trade receivables:

	Sales		Trade Receivables
Major Customers	Fiscal year ended March 31, 2010	Fiscal year ended March 31, 2009	Fiscal year ended March 31, 2010		Fiscal year ended March 31, 2009

Company X	21.08%	47.40%	US$	26,283,000	US$	29,598,000

Company Y	19.08%	6.34%	US$	14,005,000	US$	1,609,000

Company Z	6.77%	0.47%	US$	2,747,000	US$	109,000

Employees

As of the date of this Annual Report, the Company had 2,566 full-time employees.

Intellectual Property

The Company submitted the trademark “” to be registered in Class 20 in China in July, 1999.
On November 21, 2000, the protection of which was granted by State Trademark Bureau from November 21, 2000 to November 20, 2010. On March 21, 2009, the trademark was transferred from Changxing Chisen Co., Ltd. to Changxing Chisen Electric Co., Ltd., which was verified by State Trademark Bureau.

The Company submitted the trademark “” to be registered in Class 12 in China in July, 1999.
On December 28, 2000, the protection of which was granted by State Trademark Bureau from December 28, 2000, to December 27, 2010. On March 21, 2009, the trademark was transferred from Changxing Chisen Co., Ltd. to Changxing Chisen Electric Co., Ltd., which was verified by State Trademark Bureau.

The Company submitted the trademark “” to be registered in China in Class 9, December 2002. The valid period of which lasts from April 21, 2004 to April 20, 2014 after the Company received approval from State Trademark Bureau on April 21, 2004. On December 28, 2006, the trademark was transferred from Changxing Chisen Co., Ltd. to Changxing Chisen Electric Co., Ltd., which was verified by State Trademark Bureau.

The Company submitted the trademark “” to be registered in Class 9 in China in March, 2004.
On March 28, 2006, the protection of which was granted by State Trademark Bureau from March 28, 2006 to March 27, 2016. On December 28, 2006, the trademark was transferred from Changxing Chisen Co., Ltd. to Changxing Chisen Electric Co., Ltd., which was verified by State Trademark Bureau.

The Company submitted the trademark “” to be registered in China in Class 9, November 2005. On November 21, 2008, State Trademark Bureau granted the protection of which from November 21, 2008 to November 20, 2018.

The Company submitted the trademark “” to be registered in China in Class 9, in April 2006. On April 28, 2009, the protection of which is granted by State Trademark Bureau from April 28, 2009 to April 27, 2019.

The Company submitted the trademark“” to be registered in China in Class 9, April 2006. On April 28, 2009, the protection of which is granted by State Trademark Bureau from April 28, 2009 to April 27, 2019.

The Company submitted the trademark “” to be registered in Benelux, Egypt, Germany, France, Hungary, Italy, Russian Federation, Vietnam, United Kingdom, Greek, Australia, America in Class 9, August 2007. Protection was granted in Benelux from August 8, 2008 to January 21, 2018, in Australia from September 11, 2008 to January 21, 2018, in United Kingdom from January 21, 2008 to January 21, 2018 and in the United States from January 21, 2008 to January 21, 2018 .

The Company submitted the trademark “” to be registered in Class 6 in China in September 2007.

The Company submitted the trademark “” to be registered in Class 12 in China in September 2007.

The Company submitted the trademark “” to be registered in China in Class 9, January 2008.

The Company submitted the trademark “” to be registered in Class 9 in China, in April 2008.

The Company submitted the trademark “” to be registered in Class9 in China on May 4, 2008.

The Company submitted the trademark “” to be registered in Class9 in China, in May 2008.

The Company submitted the trademark “” to be registered in China from Class 1 to Class 45 in May 2008.

The Company submitted the trademark “” to be registered in other 36 classes in China, in June 2008

The Company submitted the trademark “” to be registered in Class 9 in Cambodia, Thailand, Malaysia, Indonesia and India, in August 2008, of which, the registration application in Cambodia was rejected and a second application has been submitted by the Company.

The Company submitted the trademark “” to be registered in Class 9 in China in August 2008.

The Company submitted the trademark “”to be registered in Class9 in China, in December 2009.

The Company currently holds 25 patents in total. Others are still pending.

The Company currently has one domain name, http://www.chisenpower.com. This domain name is in good standing.

Honors and Certificates Company’s Qualification and Honors

•	China Foundation of Consumer Protection High Quality Product Certification

•	China Famous Trademark

•	Huzhou Municipal Government High Quality Enterprise Certificate

•	Zhejiang Famous Product Certification (December 2007)

•	Zhejiang Clean Production Enterprise Certificate

•	Zhejiang Patent Demonstration Enterprise

•	Zhejiang Advanced Information Management Enterprise

•	Zhejiang Top 100 Most Innovative Enterprise

•	Zhejiang Famous Trademark Enterprise Certificate (February 2009)

•	“AAA” Credit Enterprise

•	Customer Satisfaction “AAA” Enterprise of National Electric Industry

•	The “AAA” Trust-worthy Enterprise of Zhejiang Province

•	Best New Product of Northern China International Bicycle Fair in 2010

•	Best New Technology of Northern China International Bicycle Fair in 2009

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

Our production process generates waste water containing lead and sulfuric acid. Such waste water will be neutralized and treated to remove lead contents in accordance with the applicable environmental standards in China. We have installed such waste water treatment facilities at all our production plants. Waste water generated at our production process, after the required treatment, will either be collected and reused for our production requirements or discharged to the municipal waste water collection systems for further treatment and discharge to the environment.

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

On September 5, 2008, the Changxing Environmental Protection Bureau issued the Notice of Examination Opinion approving the Company’s Environment Effect Report on its Relocation and Extension of the Company’s 1500 unit-per-year Lead-acid Battery Production Project.

On October 11, 2007, the Beijing TIRT Quality Certification Center for the Environment issued the ISO14001 Certificate (number 04807E20059R0M) to the Company and signed-off on the environmental management system applied in the Company’s production and management activities.

On July 31, 2007, the Beijing TIRT Quality Certification Center for the Environment issued the ISO9001 Certificate to the Company (number 04807Q10708R0M) agreeing that the quality management system applied in the Company’s production and management activities.

On September 20, 2008, the Changxing Environmental Protection Bureau issued the Pollutant Discharge License to the Company (license number HuChang080042).

On June 22, 2010, the China Quality Mark Certification Group issued OHSAS18001 Certificate (number CQM-33-2004-0036-0001) to the Company after the Company passed its evaluation on Occupational Health and Safety Assessment Series.

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

The Company maintains leases with Changxing Xiangyi Industrial Park Investment Co. for the purpose of the production of its battery products at Xiangyi Industrial Park, Jing’er Road, Changxing Economic Development Zone, Zhejiang, The People’s Republic of China. Those leases are described in the table below:

Address	Lessor	Area (Square meters)	Rental Amount Per year (US$)	Commencement Date	Termination Date	Note
No.8 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	68,867	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

No.4 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	68,867	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

The North Part of the No. 6 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	34,434	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

No.1 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	70,386	January 1, 2009	December 31, 2013	The annual rent will increase by 5% yearly from January 1, 2010.

The North Part of the No. 2 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 8, 2009	February 7, 2014	The annual rent will increase by 5% yearly from February 8, 2010.
The South Part of the No. 2 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 1, 2009	January 31, 2014	The annual rent will increase by 5% yearly from February 1, 2010.
The South Part of the No. 5 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 16, 2009	February 15, 2014	The annual rent will increase by 5% yearly from February 16, 2010.
No.7 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	70,386	February 16, 2009	February 15, 2014	The annual rent will increase by 5% yearly from February 16, 2010.
The South Part of the No. 6 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,475	October 16, 2009	October 15, 2014	The annual rent will increase by 5% yearly from October 16, 2010.
The North Part of the No. 5 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,475	October 16, 2009	October 15, 2014	The annual rent will increase by 5% yearly from October 16, 2010.
No.3 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	70,950	January 18, 2010	January 17, 2015	The annual rent will increase by 5% yearly from January 18, 2010.

In addition to the leases set forth above, the Company’s office space at Jingyi Road is a fixed asset of the Company. In 2004, CCEC purchased from the Chinese government land use rights to use such land for 50 years for RMB4,470,000 (approximately US$650,598) and the building and other facilities thereon were contributed by the Company.  The land area and the covered area are 53,974.42 square meters and 33,145.79 square meters, respectively.

ITEM 3.	Legal Proceedings

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2010 and as of the date of this Annual Report, there was no pending or outstanding material litigation with the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On November 13, 2009, the Company held its annual meeting of the stockholders for the fiscal year ended March 31, 2009.  At the annual meeting the stockholders of the Company of record as of the close of business on October 7, 2009 voted in favor of re-electing Xu Kecheng, Liu Chuanjie, Gong Xiaoyan, He Zhiwei, Dong Quanfeng, Yun Hon Man and Jiang Yanfu to serve as the Company’s directors and ratified the appointment of Mazars CPA Limited to serve as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2010.

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

Closing Bid Prices	High (US$)	Low (US$)

Calendar Year Ended December 31, 2009

4th Quarter	7.51	4.10

3rd Quarter	4.15	1.50

2nd Quarter	4.00	1.50

1st Quarter	1.70	0.93

Calendar Year Ended December 31, 2008

4th Quarter	3.30	1.05

4th Quarter (prior to 3 for 1 split)	0.10	0.10

3rd Quarter:	0.10	0.10

2nd Quarter:	0.10	0.10

1st Quarter:	0.10	0.10

The high and low bid quotations for the Common Stock as of March 31, 2010 were $7.75 and $6.24, respectively.  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

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

Holders of Common Equity

As of June 22, 2010, we have issued Fifty Million (50,000,000) shares of our Common Stock to 87 holders of record.

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

 Options and Warrants

As of March 31, 2010 and as of the date of this Annual Report, the Registrant had no outstanding options or warrants.

Transfer Agent and Registrar

Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, telephone (801) 272-9294, facsimile (801) 277-3147, currently acts as the Registrant’s transfer agent and registrar.

ITEM 6.               Selected Financial Data

Not required for a “smaller reporting company”.

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

Retirement Plan Costs

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$502,000 and US$130,000 for the years ended March 31, 2010 and 2009, respectively.

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

Under the provision of ASC 740 Income Taxes, tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% of being realized on examination by the tax authority. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Depreciation is provided, on a straight-line basis, to write off the cost less accumulated depreciation of each PPE item at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values as follows:

Buildings	20 years
Leasehold improvements	Over the unexpired term of lease
Furniture, fixtures and office equipment	10 years
Motor vehicles	5 years
Plant and machinery	10 years

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other income.

Construction-in-progress consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time the relevant assets are completed and ready for their intended use.

Long-term land lease prepayments are amortized on a straight-line basis over the term of lease.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, costs of conversion and other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average costing method. The Company estimates the market price of its inventories with reference to the net realizable value based upon current market conditions and historical experience. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory, and which are charged to cost of sales.

Trade Receivables and Allowance for Doubtful Accounts

The allowance for the risk of non-collection of trade receivables takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivables. Trade receivables are presented net of an allowance for doubtful accounts of US$6,000 and US$6,000 as of March 31, 2010 and 2009, respectively.

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

Fair Value of Financial Instruments

The ASC Topic 825, “Disclosures about Fair Value of Financial Instruments”, requires that the Company discloses estimated fair value of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

The Company adopted ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”).  The adoption of ASC 820 did not have a material impact on our consolidated financial statements. ASC 820 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

Level 1: Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liabilities.

Level 2: Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3: Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted bank balances, other financial assets, accounts receivable and payable, deposits, prepayment and other receivables, notes payable, accrued expenses and other liabilities, amount due from/to related parties and short-term borrowings which are carried at amounts that generally approximate their fair values because of  the short-term maturity of these instruments.

Warranty

Estimated warranty costs are recognized at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs, which are reviewed periodically in light of actual experience. The reconciliation of the changes in the warranty obligation is as follows:

	Years ended March 31,
	2010	2009
	US$’000	US$’000

Balance as of April 1,	121	413
Exchange realignment	1	9
Accrual for warranties issued during the year	188	91
Settlement made during the year	(84)	(392)

Balance as of March 31,	226	121

Government Subsidies

Government subsidies are recognized as income over the periods necessary to match them with the related costs. Subsidies related to expense items are recognized in the same period as those expenses are charged in the consolidated statements of operations and other comprehensive income and are reported separately as other income.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. The management evaluates these estimates and judgments on an ongoing basis and bases their estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that they believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.

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

Results of Operations

Results of Operations for the Fiscal Year Ended March 31, 2010 Compared To the Fiscal Year Ended March 31, 2009

The following table sets forth a summary of certain key components of our results of operations for years indicated, in dollars and as a percentage of revenues.

	For The Years Ended March 31,
	2010	2009	2010	2009
	US$’000	US$’000
Revenues	177,192	109,020	100.00%	100.00%
Cost of sales	153,708	88,823	86.74%	81.47%
Gross profit	23,484	20,197	13.25%	18.52%
Sales, marketing and distribution	8,696	5,337	4.91%	4.90%
General and administrative expenses	3,647	4,007	2.06%	3.68%
Operating profit	11,141	10,853	6.29%	9.95%
Other income, net	1,671	758	0.94%	0.70%
Interest Income	343	362	0.19%	0.33%
Net Income from Operations before Interest and Tax Expenses	13,155	11,973	7.42%	10.98%
Interest expenses	2,068	1,232	1.17%	1.13%
Income before income taxes	11,087	10,741	6.26%	9.85%
Income taxes expenses	1,587	1,861	0.90%	1.71%
Net income	9,500	8,880	5.36%	8.14%
Other comprehensive income	106	278	0.06%	0.25%
Comprehensive income	9,606	9,158	5.42%	8.40%

Revenues and Cost of Sales

During the year ended March 31, 2010, the Company’s sales volume increased by approximately 85.64% to 14,480,000 units for the year ended March 31, 2010 compared with 7,800,000 units for the year ended March 31, 2009. Revenues increased by approximately 62.53% to US$177,192,000 for the year ended March 31, 2010 compared with US$109,020,000 for the year ended March 31, 2009. The increase was driven by the rapid growth in the electric bicycle market in the PRC, which also resulted in an increase in the Company’s sales to existing and new electric bicycle manufacturers.  The increase was mainly attributable to an increase in sales of approximately 434% to a major electric bicycle manufacturer, Taimei, during the year ended March 31, 2010.  The Company expanded its production facilities during the year ended March 31, 2010 in response to the significant increase in demand of the Company’s battery products.

In addition to the Company’s promotional activities, the Company offered sales discounts, rebates and also reduced the selling price of its products in order to maintain its competitiveness in the market.  The cost rate for the year ended March 31, 2010 increased by approximately 5.28% from 81.47% for the year ended March 31, 2009 to 86.75% for the year ended March 31, 2010. Cost of sales for the years ended March 31, 2010 and 2009 were US$153,708,000 and US$88,823,000, respectively.

Depreciation and Amortization

Depreciation and amortization expenses were US$659,000 and US$464,000 for the fiscal years ended March 31, 2010 and 2009, respectively. This increase of US$195,000, or 42.03%, was mainly attributable to the Company’s acquisition of new plants and machinery during the year ended March 31, 2010 as a result of the Company’s business expansion.

General and Administrative Expenses

General and administrative expense was US$3,647,000 and US$4,007,000 for the years ended March 31, 2010 and 2009, respectively, and mainly consisted of staff salaries and benefits, depreciation expenses, travel expenses, legal and professional fees, other taxes, entertainment expenses and vehicle expenses. This decrease of US$360,000, or 8.98%, was mainly due to the reclassification of certain expenses to cost of sales, and sales, marketing and distribution in order to more accurately reflect its true nature.

Sales, Marketing and Distribution

Sales, marketing and distribution expenses were US$8,696,000 and US$5,337,000 for the years ended March 31, 2010 and 2009, respectively. This increase of US$3,359,000, or 62.94% was mainly due to the increase in transportation expenses and sales commissions related to the Company’s increased sales activities.

Other Income, Net

Net other income was US$1,671,000 and US$758,000 for the years ended March 31, 2010 and 2009, respectively. This increase of US$913,000, or 120.45%, was mainly attributable to the net sales of lead to suppliers, which generated net other income of approximately US$1,204,000.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expenses increased from US$11,973,000 for the year ended March 31, 2009 to US$13,155,000 for the year ended March 31, 2010. This increase of US$1,182,000, or approximately 9.87%, was mainly driven by the Company’s increased selling activities and the Company’s sales of raw materials during the year ended March 31, 2010.

Interest Expense

Interest expense was US$2,068,000 and US$1,232,000 for the years ended March 31, 2010 and 2009, respectively. Interest expense increased by US$836,000, or 67.86%, due to the increase in average short-term bank borrowing balances for the year ended March 31, 2010 compared to the year ended March 31, 2009.

Net Income

Net Income was US$9,500,000 and US$8,880,000 for the years ended March 31, 2010 and 2009, respectively. The increase of net income was mainly driven by the continued increase in the sales of the Company’s battery products and the Company’s sales of its raw materials during the year ended March 31, 2010.

Liquidity and Capital Resources

The Company generally finances its operations through profits generated from its operations and through borrowings from banks.

During the reporting periods, the Company entered into a number of short-term bank loans to satisfy its financing needs. As of the date of this Annual Report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

The following table sets forth the summary of our cash flows, in U.S. dollars, for the periods indicated:

	Fiscal Years Ended March 31
	2010	2009
	US$’000	US$’000
Net cash (used in) provided by operating activities	(9,163)	12,089
Net cash used in investing activities	(13,050)	(8,933)
Net cash provided by (used in) financing activities	25,601	(1,461)
Net increase in cash and cash equivalents	3,388	1,695
Effect of exchange rate changes on cash	11	139
Cash and cash equivalents at beginning of year	2,620	786
Cash and cash equivalents at end of year	6,019	2,620

Operating Activities

Net cash used in operating activities was approximately US$9,163,000 for the year ended March 31, 2010, as compared to net cash provided by operating activities of US$12,089,000 for the year ended March 31, 2009. This decrease of cash flow was mainly attributable to an increase in inventories as a result of the expansion of the Company’s production capacity and the increase of trade receivables related to the Company’s increase in selling activities, offset by an increase in notes payable.

Investing Activities

Net cash used in investing activities was approximately US$13,050,000 for the year ended March 31, 2010, as compared to approximately US$8,933,000 for the year ended March 31, 2009. This increase of net cash outflow was mainly due to the acquisition by the Company of new plants and machinery and investments in restricted bank balances.

Financing Activities

Net cash provided by financing activities was approximately US$25,601,000 for the year ended March 31, 2010, as compared to net cash used in financing activities of approximately US$1,461,000 for the year ended March 31, 2009. The increase of cash flow was mainly due to the Company’s new short-term bank borrowings and bills financing and the decrease in repayment of short-term bank loans.

Working Capital

Our working capital increased by approximately US$4,255,000 to approximately US$16,761,000 as compared to working capital of approximately US$12,506,000 as of March 31, 2009.  This increase is primarily due to the increase in our cash and cash equivalents, restricted bank balances, other financial assets, trade receivables, prepayment and inventories of approximately US$49,456,000 in the aggregate, offset by the increase in our trade and notes payables, accrued expenses and other accrued liabilities, amounts due to related parties, and short-term bank borrowings of approximately US$44,809,000 in the aggregate. The increase in trade receivables was the result of the increase of sales volume. Inventory carrying levels have been increased for raw materials, semi-finished goods and replacement batteries. This has been done to meet the projected demand in the first quarter of 2010/11. The increase in short-term bank loans and notes payables was the result of our financing arrangement.

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

ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On November 13, 2009, the Company held its annual meeting of the stockholders for the fiscal year ended March 31, 2009.  At the annual meeting the stockholders of the Company of record as of the close of business on October 7, 2009 ratified the appointment of Mazars CPA Limited to serve as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2010.

There were no changes in and disagreements with accounts on accounting and financial disclosure for the fiscal year ended March 31, 2010.

ITEM 9A(T).       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this Annual Report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of March 31, 2010 was effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

On June 3, 2009, the Board of Directors of the Registrant appointed Mr. Zhu Zhongli as the Registrant’s Vice President of Sales.  Mr. Zhu is assuming one of the roles previously occupied by Mr. Xu Kecheng, the Registrant’s current Chief Executive Officer, the Chairman of the Board and Acting Vice President of Sales, effective immediately.  As Vice President of Sales for the Registrant, Mr. Zhu is in charge of overall sales and marketing management. Mr. Zhu previously served as the Assistant General Manager of the Company since August 2006.  Prior to joining the Company, Mr. Zhu served as the General Manager of Changxing Lida Wear-Resisting Material Co., Ltd., a manufacturing company in China, since March 1999.  Mr. Zhu has extensive experience in the local Chinese market and has achieved outstanding success in sales of storage batteries in China.

On June 15, 2010, the board of directors of the Registrant approved the removal of Mr. He Zhiwei from the position of Chief Financial Officer of the Registrant, effective as of June 15, 2010.  On the same day, the Board approved the appointment of Mr. Liu Chuanjie as CFO. Mr. Liu is 33 years old. Mr. Liu is currently a director of the Registrant, a one-year appointment until the next annual general meeting of the Registrant’s stockholders. He has served in such capacity since November 24, 2008. Mr. Liu is also the Registrant’s treasurer, serving in such capacity since November 12, 2008, and he will continue to serve as treasurer until removed from the position by the Board. There were no pre-existing arrangements pursuant to which Mr. Liu was appointed CFO. Mr. Liu does not have a family relationship with any other director or executive officer of the Company.

Since May 2004, Mr. Liu has served as Controller, Director of Finance, and as a director of Changxing Chisen Electric Co., Ltd., the chief operating subsidiary of the Company. Mr. Liu has expertise in accounting systems and national accounting policies, fund raising and investing.

Mr. Liu has not had a direct or indirect material interest in any transaction (occurring since the beginning of the Company’s last fiscal year, or currently proposed) in which the Company was a participant and the amount involved exceeded US$120,000.

In connection with Mr. Liu’s appointment as CFO, material terms of such appointment are undetermined as of the date of this Annual Report.

PART III

ITEM 10.             Directors, Executive Officers, and Corporate Governance

Set forth below are the names of the Registrant’s current directors, officers and significant employees, their business experience during the last five (5) years, their ages and all positions and offices that they currently hold with the Registrant.

Name	Age	Position(s)
Xu Kecheng	48	Chairman of the Board, Chief Executive Officer & President
Liu Chuanjie	33	Chief Financial Officer, Treasurer and Director
Fei Wenmei	48	Corporate Secretary
Zhu Zhongli	47	Vice-President of Sales
Lou Shourong	46	Vice-President
Dong Quanfeng	46	Independent Director
Jiang Yanfu	67	Independent Director
Gong Xiaoyan	64	Independent Director
Yun Hon Man	42	Independent Director
He Zhiwei	44	Director
Gui Changqing	72	Significant Employee
Wang Huanxiang	34	Significant Employee
Lin Zugeng	76	Significant Employee

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

Liu Chuanjie. Mr. Liu has served as Chief Financial Officer of the Registrant since June 15, 2010, as Treasurer of the Registrant since the closing date of the Exchange and has served as a Director of the Registrant since November 24, 2008. Mr. Liu also serves as Controller, Director of Finance and as a Director of Chisen since May 2004. Mr. Liu has expertise in accounting systems and national accounting policies, fund raising and investing. Prior to joining Chisen, Mr. Liu served as the head of the financial department of Changxing Chisen Xinguangyuan Co., Ltd., a manufacturing company in China, from October 2000 to April 2004. Mr. Liu is a graduate of the Institute of Jiaxing.

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

Dong Quanfeng. Professor Dong has served as a Director of the Registrant since November 24, 2008. Professor Dong has served as a Chemistry professor and doctorial tutor at the Department of Chemistry of Xiamen University since March 2006. Professor Dong concurrently acts as a visiting research fellow at the National Hi-Tech Green Material Development Center, is a Member of the Editorial Board of the industry magazine “Battery”, is a Member of the Chinese Institute of Electrics Chemical and Physical Power Committee, a Member of ISE, a Member of the American ECS and is the Vice Director of the Changxing Chisen Physical Chemistry Battery Research Center. Professor Dong is engaged in the research of new chemical electric power sources and related energy storage material and has finished several national and provincial-municipal scientific research projects. In 1997, Professor Dong won the provincial second prize of the Development of Science and Technology. In 1999, Professor Dong won the technology innovation prize of Hubei province. In 2004, Professor Dong won third prize of the Development of Science and Technology of Xiamen. In 2006, he won the title of “Technology Innovation Advanced Individual” by the National Information Industry. Professor Dong has issued over 80 papers on internationally significant academic journals and has applied for several patents. Prior to his employment as a full time professor at Xiamen University, Professor Dong served as an associate professor at Xiamen University since January 2001. Mr. Dong graduated from Wuhan University with a Ph D degree in Chemistry and performed postdoctoral research at Israel Technical Institute.

Jiang Yanfu. Professor Jiang has served as a Director of the Registrant since November 24, 2008. Professor Jiang has served as a professor and doctorial tutor of business administration at Tsinghua University since December 1993. Professor Jiang has served as Dean of the Entrepreneurial Research Center since April 2000 and has served as academic director-general and co-founded of Trinity Innovation since December 2003, a consulting company in China.  Professor Jiang has expertise in entrepreneurial management, corporate governance and institutional economics. He has undertaken many important research programs such as the “Theoretical Study on Chinese Technology Innovation”. He served as a director of and as an advisor to many companies. Professor Jiang’s main research fields include risk investment and entrepreneurial management, corporate governance and cyber economy. The major courses he has instructed include Entrepreneurial Management, Technology and Institution Innovation, and Analysis of Institutional Economics.

Gong Xiaoyan. Ms. Gong has served as a Director of the Registrant since November 24, 2008. Ms. Gong currently serves as Chairman of Tianjin Bicycle Industrial Association, a non-governmental organization in China since June 2006. Prior to that, Ms. Gong served as Secretary-general of Tianjin Bicycle Industrial Association, a non-govermental organization in China since September 1998. She has been honored with the titles “China Top-Hundred Female Entrepreneurs”, “Most Influential Enterprises Leader of China” and “Tianjin Female Entrepreneur” issued by Tianjin Municipal Government.

Yun Hon Man. Mr. Yun has served as a director of the Registrant since November 24, 2008. Mr. Yun has served and continues to serve as a Corporate Consultant with Smart Pine Investment Limited since September 2007, a consulting firm organized under the laws of Hong Kong. Mr. Yun also serves as a Director of CH Lighting International Corporation (OTCBB: CHHN) since July 28, 2008 and as a Director of Xinde Technology Company (OTCBB: WTFS) since January 2010.   Mr. Yun also served as Chief Operating Officer of China INSOnline Corp. (NASDAQ: CHIO) from January 2008 through April 2010. Prior to that, Mr. Yun served as Corporate Controller of Hi-Tech Wealth Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO) from January 2007 through August 2007. From January 2003 through December 2006, Mr Yun served as Corporate Controller of General Components, Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO). Mr. Yun is a Chartered Accountant having memberships with the Institute of Chartered Accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants. He is a member of the Hong Kong Institute of Certified Public Accountants, the Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

He Zhiwei. Mr. He has served as the Director of the Registrant since the closing date of the Exchange. From 2006 to 2008, Mr. He built, organized and led the private-label consumer electronics global sourcing group of Amazon.com, Inc. (NasdaqGS: AMZN) and Circuit City Stores, Inc. (NYSE: CC).  Mr. He previously served as Chief Financial Officer of the Company from the closing date of the Exchange to June 15, 2010.  Prior to that, Mr. He held the FP&A leadership role at the Capital One Financial Corporation (NYSE: COF), where he was responsible for the financial analysis and planning of technology operations group.  From 1999 to 2004, Mr. He held various management positions in worldwide operations, global supply chain, IT development and operations at Dell Inc. (NasdaqGS: DELL) and Capital One Financial Corporation (NYSE: COF).  Mr. He is a graduate of Shanghai Jiao Tong University (1988) in China with a BS Degree in Electrical Engineering, and an MBA from the McCombs School of Business at the University of Texas at Austin (1999).

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

Legal Proceedings Involving Officers and Directors

Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice , acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material pending legal proceedings to which any of the individuals listed above is party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. There are no family relationships between directors and executive officers of the Company.

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

To the Registrant’s knowledge, based solely on a review of the copies of such reports furnished to the Registrant, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed as of the date of this filing with the exeception of the followings;  (a) He Zhiwei failed to file a Form 4 in connection with his dismissal as the Company’s Chief Financial Officer and Director on June 15, 2010 and (b) Liu Chuanjie failed to file a Form 4 in connection with his appointment as the Company’s new Chief Financial Officer on June 15, 2010.

Committees of our Board of Directors

As of January 15, 2009, our Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee established in accordance with the Exchange Act and NASDAQ rules.  Prior to January 15, 2009, we did not have an Audit Committee, a Compensation Committee or a Corporate Governance and Nominating Committee.  Since January 15, 2009, the Audit Committee met six (6) times, the Compensation Committee met two (2) times and the Corporate Governance and Nominating Committee met two (2) times.  A brief description of each committee is set forth below.

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

•
Corporate Governance and Nominating Committee – The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation.  The Nominating Committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements.  The Company does not have a formal diversity policy. Although the Board does not currently have formal specific minimum criteria for nominees, substantial relevant and diverse business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for Board and shareholder meetings.   We have not adopted procedures by which security holders may recommend nominees to our Board of Directors.  The Board appointed Gong Xiaoyan, Dong Quanfeng, Yun Hon Man and Jiang Yanfu to serve as members of the Corporate Governance and Nominating Committee, with Gong Xiaoyan serving as Chairman, commencing on January 15, 2009.

•
Strategy and Steering Committee – Xu Kecheng and Wang Chunyan served as members of the Strategy and Steering Committee, with Xu Kecheng serving as Chairman, during the fiscal year ended March 31, 2010.

Committee Charters

On January 15, 2009, the Board approved Charters for each of the Audit Committee, Compensation Committee and the Corporate Governance and Nominating Committee. Copies of the Audit Committee Charter, the Compensation Committee Charter and the Corporate Governance and Nominating Committee Charter are referenced hereto as Exhibits 99.1, 99.2 and 99.3, respectively.

Director Qualifications and Experience

The following table identifies some of the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint and nominate directors to the Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Board in evaluating a board candidate.

Experience, Qualification, Skill or Attribute	Xu Kecheng	Liu Chuanjie	Dong Quanfeng	Jiang Yanfu	Gong Xiaoyan	Yun Hon Man	He Zhiwei
Professional standing in chosen field	x	x	x	x	x	x	x
Expertise in energy or related industry:	x		x		x
Audit Committee Financial Expert (actual or potential)						x
Civic and community involvement:					x
Other public company experience:						x	x
Diversity by race, gender or culture:	x	x	x	x	x	x	x
Specific skills/knowledge:
Corporate governance	x			x		x

Board Leadership Structure

The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is ultimately responsible for the day-to-day operation of the Company and is the director most familiar with the Company’s business and industry and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Company and industry, while the Chief Executive Officer brings company-specific experience and expertise. The Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution, and facilitates information flow between management and the Board, which are essential to effective governance.

One of the key responsibilities of the Board is to develop strategic direction and hold management accountable for the execution of strategy once it is developed. The Board believes the combined role of Chairman and Chief Executive Officer, together with the presence of four independent directors on the Board, is in the best interest of shareholders because it provides the appropriate balance between strategy development and independent oversight of management. The Board retains the authority to modify this structure to best address the Company’s unique circumstances, and so advance the best interests of all shareholders, as and when appropriate.

The Board’s Role in Risk Oversight

The Board oversees our shareholders’ interest in the long-term health and the overall success of the Company and its financial strengths. The full Board is actively involved in overseeing risk management for the Company. It does so in part through discussion and review of our business, financial and corporate governance practices and procedures. The Board, as a whole, reviews the risks confronted by the Company with respect to its operations and financial condition, establishes limits of risk tolerance with respect to the Company’s activities and ensures adequate property and liability insurance coverage.

 Because of the role of the Board in the risk oversight of the Company, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to the Company’s operations. The Board recognizes that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations, and while the Board believes its current leadership structure enables it to effectively manage such risks, it was not the primary reason the Board selected its current leadership structure over other potential alternatives. See the discussion under the heading “— Board Leadership Structure” above for a discussion of why the Board has determined that its current leadership structure is appropriate.

ITEM 11.             Executive Compensation

Compensation Discussion and Analysis

Not required for a “smaller reporting company”.

Summary Compensation Table

The following table sets forth compensation information for services rendered by our named executive officers in all capacities during the last 2 completed fiscal years (ended March 31, 2010 and March 31, 2009). The compensation listed below was paid to our current officers by SkyAce. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non- Equity Incentive Plan Compen- sation (US$) (g)	Non- qualified Deferred Compen- sation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Xu Kecheng, President &	2010	11,728	-0-	-0-	-0-	-0-	-0-	-0-	11,728
CEO (1)	2009	9,356	-0-	-0-	-0-	-0-	-0-	-0-	9,356

He Zhiwei, Former	2010	117,369	-0-	-0-	-0-	-0-	-0-	-0-	117,369
Chief Financial Officer (2)	2009	80,051	-0-	-0-	-0-	-0-	-0-	-0-	80,051

Lou Shourong, Vice-	2010	10,958	-0-	-0-	-0-	-0-	-0-	-0-	10,958
President (3)	2009	8,257	-0-	-0-	-0-	-0-	-0-	-0-	8,257

Liu Chuanjie, Chief Financial	2010	10,861	-0-	-0-	-0-	-0-	-0-	-0-	10,861
Officer and Treasurer (4)	2009	7,900	-0-	-0-	-0-	-0-	-0-	-0-	7,900

(1)
Xu Kecheng has served as the Registrant’s Chief Executive Officer and President effective as of the closing date of the Exchange.  Mr. Xu also served (and continues to serve) as President of CCEC during the fiscal years ended March 31, 2010 and 2009.  Mr. Xu’s compensation for the years ended March 31, 2010 and 2009 reflects his services as CEO and President of the Registrant and President of CCEC, combined.

(2)
He Zhiwei served as the Registrant’s Chief Financial Officer effective as of the closing date of the Exchange until June 15, 2010.  Mr. He’s compensation for the years ended March 31, 2010 and 2009 reflects his services as CFO of the Registrant during such time periods.

(3)
Lou Shourong has served as the Registrant’s Vice-President effective as of the closing date of the Exchange.  Mr. Lou also served (and continues to serve) as a Deputy General Manager of CCEC during the fiscal years ended March 31, 2010 and 2009.  Mr. Lou’s compensation for the years ended March 31, 2010 and 2009 reflects his services as Vice-President of the Registrant and Deputy General Manager of CCEC, combined.

(4)
Liu Chuanjie has served as the Registrant’s Treasurer effective as of the closing date of the Exchange.  Mr. Liu also served (and continues to serve) as Controller and Director of Finance of CCEC during the fiscal years ended March 31, 2010 and 2009.  Mr. Liu’s compensation for the years ended March 31, 2010 and 2009 reflects his services as Treasurer of the Registrant and Controller and Director of CCEC, combined. Mr. Liu has served as Chief Financial Officer of the Registrant since June 15, 2010.

As of March 31, 2010, the Registrant did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans” or “Potential Payments Upon Termination or Change in Control” to report.

Furthermore, the Company does not have any bonuses, stock awards, option awards, non-executive incentive plan compensation or non-qualified deferred compensation earnings to report.

Narrative Disclosure to Summary Compensation Table

The Company has no other compensation plans other than basic salary and benefits.

Director Compensation

We did not provide any compensation to our Directors during the fiscal year ended March 31, 2010. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

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

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of June 28, 2010. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership After Exchange	Amount of Indirect Ownership After Exchange		Total Beneficial Ownership After Exchange		Percentage of Class(2)
Xu Kecheng, Chairman of the Board, Chief Executive Officer & President	0	32,900,000	(3)	32,900,000	(3)	65.8%
Liu Chuanjie, Chief Financial Officer , Treasurer and Director	0	0		0		0%
Fei Wenmei, Corporate Secretary	0	0		0		0%
Zhu Zhongli, Vice-President of Sales	0	0		0		0%
Lou Shourong, Vice President	0	0		0		0%
Dong Quanfeng, Director	0	0		0		0%
Jiang Yanfu, Director	0	0		0		0%
Gong Xiaoyan, Director	0	0		0		0%
Yun Hon Man, Director	0	0		0		0%
He Zhiwei, Director	0	0		0		0%
ALL DIRECTORS AND OFFICERS AS A GROUP (10 PERSONS):	0	32,900,000		32,900,000		65.8%
Cheer Gold Development Limited Level 5 Development Bank of Samoa Building Beach Road, Apia, Samoa	32,900,000	0		32,900,000		65.8%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Registrant.
(2)
Applicable percentage of ownership is based on 50,000,000 shares of our Common Stock outstanding as of June 28, 2010, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of June 28, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Xu Kecheng may be considered to beneficially own 32,900,000 shares by virtue of his 100% ownership in Wisejoin Group Limited, which owns and controls 100% of Cheer Gold, which directly beneficially owns 32,900,000 shares of Common Stock.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the fiscal year ended March 31, 2010, the Company owed US$2,852,000 and US$3,799,000 to Zhejiang Changxing Ruilang Electronic Company Limited, a company which is controlled by a close family member of Mr. Xu Kecheng (“Ruilang Electronic”) for the acquisition of land and buildings and the purchase of certain raw materials, respectively.  As of March 31, 2010, the balance oustanding was US$2,102,000 for the purpose of purchasing certain raw materials.

On April 20, 2007, the Company borrowed US$292,000 from Zhejiang Ai Ge Organism Products Company Limited, a company controlled by Mr.Xu Kecheng, to help the Company settle liquidity shortages.  As of March 31, 2010, the amount outstanding was US$292,000.  It is an unsecured advance which is interest-free and repayable on demand.

As of March 31, 2010, Zhejing Chisen Glass Company Limited (“Chisen Glass”) provided guarantees, in aggregate, of US$5,868,000, US$440,000 and US$440,000 to secure the short-term bank loans, notes payable and bill financing of the Company, respectively.

As of March 31, 2010, US$5,868,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic and guaranteed by Mr.Xu Kecheng and Ms.Zhou Fang Qin, the spouse of Xu Kecheng.

As of March 31, 2010, Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”), Mr.Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$8,802,000 to secure the short-term bank loans of the Company.

As of March 31, 2010, Xinguangyuan and Mr.Xu Kecheng provided guarantees, in aggregate, of US$11,737,000 and US$5,868,000 to secure the short-term bank loans and notes payable of the Company, respectively.

As of March 31, 2010, Chisen Glass, Mr.Xu Kecheng and Ms.Zhou Fang Qin, the spouse of Mr. Xu Kecheng, provided guarantees, in the aggregate, amounting to US$2,714,000, US$4,401,000 and US$1,467,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

As of March 31, 2010, Xinguangyuan provided guarantees, in aggregate, amounting to US$3,667,000 to secure the notes payable of the Company.

As of March 31, 2010, US$4,402,000 of the Company’s short-term bank loans was collateralized by a guarantee provided by Mr.Xu Kecheng.

Policies and Procedures for Related-Party Transactions

The Company did not have any policies or procedures for related party transactions for the fiscal year ended March 31, 2010.

Promoters and Certain Control Persons

None.

Director Independence

The following directors are independent: Dong Quanfeng, Jiang Yanfu, Gong Xiaoyan and Yun Hon Man. The following directors are not independent: Xu Kecheng, Liu Chuanjie and He Zhiwei.

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

Audit Fees

During the year ended March 31, 2010, the fees for our current principal accountant, Mazars, were US$165,000 for the audit of our consolidated financial statements included in this Annual Report and reviews of Form 10-Q.

Audit-Related Fees

During the year ended March 31, 2010, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the year ended March 31, 2010, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the year ended March 31, 2010, there were no fees billed for products and services provided by the current principal accountant, Mazars, other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Board of Directors during the fiscal year ended March 31, 2010, which, at the time of such approval, performed all of the functions of an Audit Committee in light of the subsequent formal creation of the Company’s existing Audit Committee and adoption of the Audit Committee’s Charter in January 2009.

PART IV

ITEM 15.             Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc.	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Associations of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Provided herewith

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008
10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audited Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Fiscal Years Ended March 31, 2008 and 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.2	Unaudited Condensed and Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Three (3) Months Ended June 30, 2008 and 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.3	Unaudited Pro Forma Financial Statements of Fast More Limited for the three (3) month period ended June 30, 2008 and the two years ended March 31, 2008.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.4	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.5	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.6	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHISEN ELECTRIC CORPORATION
Date: June 28, 2010

	By:	/s/ Xu Kecheng
		Name:	Xu Kecheng
		Titles:	Chairman of the Board, Chief Executive Officer, President, Principal Executive Officer

/s/ Liu Chuanjie
		Name:	Liu Chuanjie
		Titles:	Chief Financial Officer and Principal Financial and Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signatures	Title	Date

/s/ Xu Kecheng	Chairman of the Board, Chief Executive Officer,
Name: Xu Kecheng	President, Principal Executive Officer	June 28, 2010

/s/ Liu Chuanjie	Chief Financial Officer, Principal Accounting and
Name: Liu Chuanjie	Chief Financial Officer, Treasurer and Director	June 28, 2010

/s/ Dong Quanfeng
Name: Dong Quanfeng	Director	June 28, 2010

/s/ Jiang Yanfu
Name: Jiang Yanfu	Director	June 28, 2010

/s/ Gong Xiaoyan
Name: Gong Xiaoyan	Director	June 28, 2010

/s/ Yun Hon Man
Name: Yun Hon Man	Director	June 28, 2010

Name: He Zhiwei	Director

Audited Consolidated Financial Statements of

Chisen Electric Corporation

For the years ended March 31, 2010 and 2009

Index to Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations and Other Comprehensive Income	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Changes in Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to and Forming Part of Consolidated Financial Statements	F-8 - F-29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of:
Chisen Electric Corporation
We have audited the accompanying consolidated balance sheets of Chisen Electric Corporation ( “Chisen Electric”) and its subsidiaries (collectively referred to as the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: June 28, 2010

Chisen Electric Corporation

Consolidated Statements of Operations and Other Comprehensive Income
For the years ended March 31, 2010 and 2009

		Years ended March 31,
		2010	2009
	Note	US$’000	US$’000
Operating revenues:
Net sales to third parties		177,192	109,020

Cost of sales		(153,708)	(88,823)

Gross income		23,484	20,197

Operating expenses:
Sales, marketing and distribution		(8,696)	(5,337)
General and administrative		(3,647)	(4,007)

Operating income		11,141	10,853

Other income, net		1,671	758
Interest income		343	362
Interest expense		(2,068)	(1,232)

Income before income taxes		11,087	10,741

Income taxes expenses	4	(1,587)	(1,861)

Net income		9,500	8,880

Other comprehensive income
Foreign currency translation adjustment		106	278

Comprehensive income		9,606	9,158

		Shares	Shares

Earnings per share	2
Weight average number of common stock outstanding
- basic and diluted		50,000,000	50,000,000

		US$	US$

Net income per share of common stock
- basic and diluted		0.19	0.18

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2010 and 2009

		As of March 31,
		2010	2009
ASSETS	Note	US$’000	US$’000

Current assets:
Cash and cash equivalents		6,019	2,620
Restricted bank balances	5	21,420	13,878
Other financial assets	6	7,438	1,314
Trade receivables, net		50,440	35,023
Other receivables		800	842
Prepayments		4,933	862
Due from related parties	14(b)	8	474
Inventories	7	30,038	17,135

Total current assets		121,096	72,148

Available-for-sale financial assets	8	882	878
Long-term land lease prepayments, net		749	608
Property, plant and equipment, net	9	10,474	5,315

Total assets		133,201	78,949

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2010 and 2009

		As of March 31,
		2010	2009
	Note	US$’000	US$’000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		14,923	11,176
Notes payable	10	35,504	23,343
Accrued expenses and other accrued liabilities		5,087	3,769
Due to related parties	14(b)	2,532	639
Income taxes payable		148	264
Short-term bank borrowings	11	46,141	20,451

Total current liabilities		104,335	59,642

Government subsidies	12	139	186
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		599	646

Total liabilities		104,934	60,288

Commitments and contingencies	15	-	-

Shareholders’ equity:
Preferred stock, US$0.001 par value each:
10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each:
100,000,000 shares authorized
50,000,000 shares issued and outstanding		50	50
Capital reserves		144	144
Statutory reserves	13	2,239	1,103
Accumulated other comprehensive income		1,054	948
Retained earnings		24,780	16,416

Total shareholders’ equity		28,267	18,661

Total liabilities and shareholders’ equity		133,201	78,949

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Changes in Shareholders' Equity
For the years ended March 31, 2010 and 2009

	Common stock issued
	Number of shares	Amount	Capital reserves	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2008	50,000,000	50	144	71	8,568	670	9,503
Net income	-	-	-	-	8,880	-	8,880
Transfer to statutory reserves	-	-	-	1,032	(1,032)	-	-
Foreign currency translation adjustment	-	-	-	-	-	278	278

Balance as of March 31, 2009	50,000,000	50	144	1,103	16,416	948	18,661

Balance as of April 1, 2009	50,000,000	50	144	1,103	16,416	948	18,661
Net income	-	-	-	-	9,500	-	9,500
Transfer to statutory reserves	-	-	-	1,136	(1,136)	-	-
Foreign currency translation adjustment	-	-	-	-	-	106	106

Balance as of March 31, 2010	50,000,000	50	144	2,239	24,780	1,054	28,267

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Cash Flows
For the years ended March 31, 2010 and 2009

	Years ended March 31,
	2010	2009
	US$’000	US$’000
Cash flows from operating activities
Net income	9,500	8,880
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	646	451
Written-off of property, plant and equipment	6	44
Amortization of long-term land lease prepayments	13	13
Exchange differences	22	(84)
Provision for warranty costs	197	(302)
Government grant recognized	(47)	(47)
Investment income from available-for-sale financial assets	-	(131)
Deferred taxation	-	460
Changes in assets and liabilities:
Other financial assets	(6,118)	3,851
Trade receivables, net	(15,265)	(19,148)
Other receivables	46	(377)
Prepayment	(4,067)	(520)
Due from related parties	468	800
Inventories	(12,830)	(4,524)
Trade payables	3,699	4,949
Notes payable	12,060	23,343
Accrued expenses and other accrued liabilities	732	637
Due to related parties	1,891	(6,348)
Income taxes payable	(116)	142

Net cash (used in) provided by operating activities	(9,163)	12,089

Cash flows from investing activities
Purchase of property, plant and equipment	(5,417)	(1,647)
Additions of long-term land lease prepayments	(151)	(113)
Investment in restricted bank balances, net	(7,482)	(7,304)
Dividend received from available-for-sale financial assets	-	131

Net cash used in investing activities	(13,050)	(8,933)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Cash Flows
For the years ended March 31, 2010 and 2009

	Years ended March 31,
	2010	2009
	US$’000	US$’000
Cash flows from financing activities
Proceeds from bills financing	3,668	-
Proceeds from short-term bank loans	41,666	20,451
Repayment of short-term bank loans	(19,733)	(21,912)

Net cash provided by (used in) financing activities	25,601	(1,461)

Net increase in cash and cash equivalents	3,388	1,695

Cash and cash equivalents, beginning of year	2,620	786
Effect on exchange rate changes	11	139

Cash and cash equivalents, end of year	6,019	2,620

Supplemental disclosure of cash flow information
Interest received	343	261
Interest paid	1,981	1,160
Tax paid	1,635	1,264

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

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

Details of Chisen Electric’s subsidiaries as of March 31, 2010 are as follows:

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
For the years ended March 31, 2010 and 2009

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

The acquisition by Chisen Electric of Fast More is deemed to be a reverse acquisition in accordance with generally accepted accounting principles. In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, Chisen Electric (the legal acquirer) is considered the accounting acquiree and Fast More (the legal acquiree) is considered the accounting acquirer. The consolidated financial statements of the consolidated entity will in substance be those of Fast More, with the assets and liabilities, and revenues and expenses, of Chisen Electric being included effective from the date of completion of Share Exchange Transaction. Chisen Electric is deemed to be a continuation of the business of Fast More. The outstanding common stock of Chisen Electric prior to the Share Exchange Transaction will be accounted for at their net book value and no goodwill will be recognized.

In order to rationalize the corporate structure and prepare for the Share Exchange Transaction, Fast More and Changxing Chisen (collectively referred to as “the Fast More Group”) underwent a reorganization (“Reorganization”) prior to the consummation of the Share Exchange Transaction. On February 16, 2008, Fast More acquired the 51%, 9% and 40% equity interest in Changxing Chisen from Mr. Xu Ke Cheng, Mr. Xu Ke Yong and BEME International Co., Limited at a consideration of RMB6,502,500 (equivalent to USD926,000), RMB1,147,500 (equivalent to USD164,000) and RMB5,100,000 (equivalent to USD726,000) respectively. Upon completion of the transactions, Changxing Chisen has become a wholly-owned subsidiary of Fast More.

Since the ultimate beneficial owner of the companies now comprising the Fast More Group was, all the time prior to the completion of the Reorganization, Mr. Xu Ke Cheng, the ownership transfer transaction was accounted for as a transfer of entities under common control in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”. Hence, the consolidation has been accounted for at historical cost and prepared on the basis as if the Reorganization had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segmental information
During the years ended March 31, 2010 and 2009, all revenue of the Company represented income from sales of sealed lead-acid batteries and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment information is presented.

Research and development costs
All costs of research and development activities are generally expensed as incurred. Research and development costs were US$244,000 and US$117,000 for the years ended March 31, 2010 and 2009, respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as sales, marketing and distribution costs as incurred. Advertising costs were US$681,000 and US$389,000 for the years ended March 31, 2010 and 2009, respectively.

Shipping and handling costs
Shipping and handling costs are expensed as sales, marketing and distribution costs as incurred. Shipping costs were US$3,597,000 and US$2,776,000 for the years ended March 31, 2010 and 2009, respectively.

Retirement plan costs
Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$502,000 and US$130,000 for the years ended March 31, 2010 and 2009, respectively.

Income taxes
The Company provides for income taxes using the liability method. Under the liability method, current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current period.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (Continued)
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

Under the provision of ASC 740 Income Taxes, tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% of being realized on examination by the tax authority. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Comprehensive income
ASC Topic 220, "Reporting Comprehensive Income", requires the presentation of comprehensive income, in addition to the existing statements of operations. Comprehensive income is defined as the change in equity during the year from transactions and other events, excluding the changes resulting from investments by owners and distributions to owners, and is not included in the computation of income tax expense or benefit. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation.

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
For the years ended March 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment (“PPE”) and long-term land lease prepayments (Continued)
Depreciation is provided, on a straight-line basis, to write off the cost less accumulated depreciation of each PPE item at rates based on their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values as follows:

Buildings	20 years
Leasehold improvements	Over the unexpired term of lease
Furniture, fixtures and office equipment	10 years
Motor vehicles	5 years
Plant and machinery	10 years

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the period of disposition as an element of other income.

Construction-in-progress consists of factories and office buildings under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time the relevant assets are completed and ready for their intended use.

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

Inventories
Inventories are stated at the lower of cost and net realizable value. Cost, which comprises all costs of purchase and, where applicable, costs of conversion and other costs that have been incurred in bringing the inventories to their present location and condition, is calculated using the weighted average costing method. The Company estimates the market price of its inventories with reference to the net realizable value based upon current market conditions and historical experience. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory, and which are charged to cost of sales.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trade receivables and allowance for doubtful accounts
The allowance for the risk of non-collection of trade receivables takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivables. Trade receivables are presented net of an allowance for doubtful accounts of US$6,000 and US$6,000 as of March 31, 2010 and 2009, respectively.

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

Fair value of financial instruments
The ASC Topic 825, “Disclosures about Fair Value of Financial Instruments”, requires that the Company discloses estimated fair value of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements
The Company adopted ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC 820”). The adoption of ASC 820 did not have a material impact on our consolidated financial statements. ASC 820 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value.  The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liabilities.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

The Company’s financial instruments consist principally of cash and cash equivalents, restricted bank balances, other financial assets, trade receivables and payables, deposits, prepayment and other receivables, notes payable, accrued expenses and other liabilities, amount due from/to related parties and short-term borrowings which are carried at amounts that generally approximate their fair values because of the short-term maturity of these instruments.

Warranty
Estimated warranty costs are recognized at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs, which are reviewed periodically in light of actual experience. The reconciliation of the changes in the warranty obligation is as follows:

	Years ended March 31,
	2010	2009
	US$’000	US$’000

Balance as of April 1,	121	413
Exchange realignment	1	9
Accrual for warranties issued during the year	188	91
Settlement made during the year	(84)	(392)

Balance as of March 31,	226	121

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

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

Use of estimates
The preparation of the consolidated financial statements in conformity with US GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. The management evaluates these estimates and judgments on an ongoing basis and bases their estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that they believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.

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

Earnings per share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since there were no potentially dilutive securities for the years ended March 31, 2010 and 2009, basic and diluted earnings per share are the same for both years.

Upon the completion of the Share Exchange Transaction, the number of Chisen Electric’s common stock issued and outstanding, taken into account of the 3 for 1 forward split as detailed in Note 1 was increased to 50,000,000 shares and was applied retrospectively for the calculation of earnings per share.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements
In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued ASC Topic 105, “the FASB Accounting Standards Codification” (“ASC”). ASC would become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Once the ASC is in effect, all of its content would carry the same level of authority. The ASC becomes effective for interim and annual periods ending on or after September 15, 2009. The Company adopted the ASC in the second quarter of fiscal 2010. The adoption of the ASC did not have an effect on the Company’s financial position and results of operations. However, because the ASC completely replaces existing standards, it affects the way US GAAP is referenced within the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Updates (“ASU”) 2009-05, Fair Value Measurements and Disclosures (ASC Topic 820): Measuring Liabilities at Fair Value, effective for the first reporting period after issuance. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using the quoted price of the identical liability or similar liabilities when traded as an asset or another valuation technique that is consistent with the principles of ASC Topic 820. The adoption of Update 2009-05 did not have any affect on the Company’s consolidated financial statements.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of Update 2010-02 to have a material impact on its consolidated financial statements.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of Update 2010-06 will have on its consolidated financial statements.

ASC Topic 855, “Subsequent Events,” was amended in February 2010. Under the amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the year ended March 31, 2010.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

3.	OPERATING RISKS

(a)	Concentration of major customers and suppliers
	Years ended March 31,
	2010		2009
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	US$	71,161,000	US$	51,676,000
Percentage of sales		40%		47%
Number		2		1

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	US$	100,982,000	US$	47,415,000
Percentage of purchases		64%		60%
Number		4		4

Trade receivables related to the Company’s major customers comprised 80% and 85% of all account receivables as of March 31, 2010 and 2009, respectively.

Trade payables related to the Company’s major suppliers comprised 20% and 24% of all account payables as of March 31, 2010 and 2009, respectively.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arisen from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regards to the related receivables.

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
For the years ended March 31, 2010 and 2009
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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 5% withholding tax and deferred tax expenses of US$Nil and US$460,000 were charged to the statement of operations for the years ended March 31, 2010 and 2009, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
4.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses are comprised of the following:

	Years ended March 31,
	2010	2009
	US$’000	US$’000

Current taxes arising in the PRC:
For the year	1,587	1,401

Deferred taxes arising in the PRC:
For the year	-	460

	1,587	1,861

The FASB ASC Topic 740 “Income Taxes” clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under ASC 740, the Company must recognize the tax benefit from an uncertain position only if it is more-likely-than-not the tax position will be sustained on examination by the tax authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2010 and 2009, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns in United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of March 31, 2010 and 2009, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended March 31, 2010 and 2009, no interest or penalties were recorded.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
4.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2009: 25%) is as follows:

	Years ended March 31,
	2010	2009
	US$’000	US$’000

Expected income tax expenses	2,772	2,693
Effect on tax incentives / holiday	(1,389)	(1,319)
Non-deductible items	6	217
Withholding tax	-	481
Others	198	(211)

Income tax expenses	1,587	1,861

(c)	Components of net deferred tax liabilities were as follows:

	As of March 31,
	2010	2009
	US$’000	US$’000

Withholding tax on undistributed earnings of a PRC subsidiary	460	460

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity between three and twelve months to secure banking facilities granted by various financial instruments as follows:

		As of March 31,
		2010	2009
	Note	US$’000	US$’000

Notes payable	10	19,659	13,878
Bills financing	11	1,761	-

		21,420	13,878

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of accounts receivable balances. As of March 31, 2010 and 2009, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
7.	INVENTORIES

Inventories consisted of the following:
	As of March 31,
	2010	2009
	US$’000	US$’000

Raw materials	7,186	4,269
Work-in-progress and semi-finished goods	13,482	9,370
Finished goods	9,370	3,496

	30,038	17,135

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of March 31, 2010 and March 31, 2009 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of March 31,
	2010	2009
	US$’000	US$’000

Buildings	5,468	2,632
Leasehold improvements	495	-
Plant and machinery	4,071	2,386
Motor vehicles	974	807
Furniture, fixtures and office equipment	1,419	427
Construction-in-progress	-	365

	12,427	6,617

Accumulated depreciation	(1,953)	(1,302)

	10,474	5,315

Depreciation expenses were approximately US$646,000 and US$451,000 for the years ended March 31, 2010 and 2009, respectively.

The Company has pledged certain buildings as collaterals against general banking facilities granted to Changxing Chisen. Details of which are disclosed in Note 11.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

10.	NOTES PAYABLE

All notes payable issued by the Company were interest-free, guaranteed by banks, repayable within six months from date of issue and collateralized by restricted bank balances as set out in Note 5 and certain land lease prepayments and buildings as set out in Note 11(i) below.

In addition, various parties have issued guarantee against these notes payable as follows:

	As of March 31,
	2010	2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	14,377	8,034
Corporate guarantees issued by third parties	1,467	2,922

11.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of March 31,
	Note	2010	2009
		US$’000	US$’000

Short-term bank loans	(i)	42,473	20,451
Bills financing	(ii)	3,668	-

		46,141	20,451

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans and the notes payables as set out in Note 10 are collateralized by land lease prepayments and buildings of the Company with carrying values as follows:

	As of March 31,
	2010	2009
	US$’000	US$’000

Land lease prepayments	598	608
Buildings	2,018	2,069

	2,616	2,677

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
11.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(i)	Short-term bank loans (continued)

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of March 31,
	2010	2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	30,589	16,069
Corporate guarantees issued by third parties	1,467	4,381
Corporate and personal guarantees issued by related parties and a third party jointly (Note 14(d))	8,802	-

The weighted average annual interest rates of the short-term bank loans were 5.40% and 6.55% as of March 31, 2010 and 2009 respectively.

(ii)	Bills financing

Bill financing represents amounts due to various banks which are repayable within six months from the date of issue. At March 31, 2010, the bills are secured by certain restricted bank balances of the Company with carrying value of US$1,761,000 and guaranteed by certain related parties to the extent of US$1,907,000.

The weighted average annual interest rates of the bills financing were 3.96% as of March 31, 2010.

12.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$47,000 was credited to the statement of operations for the year ended March 31, 2010.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
13.	DISTRIBUTION OF INCOME

Upon completion of the Reorganization as detailed in Note 1, Changxing Chisen became wholly foreign owned enterprises when all of their equity interest have been acquired by the Company and are required by relevant laws and regulation to transfer at least 10% of their after-tax profit determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve until such reserve balance reaches 50% of Changxing Chisen’s registered capital.

The Company transferred US$1,136,000 and US$1,032,000 out of the after-tax income to the statutory reserve for the years ended March 31, 2010 and 2009, respectively.

The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of Changxing Chisen.

14.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric

Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng

Mr. Xu Keyong	A close family member of Mr. Xu Kecheng

Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng

Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng

Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”)	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translations of the name in Chinese for identification purpose only and are not official names in English.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:
	As of March 31,
	2010	2009
	US$’000	US$’000
Due from related parties:
Ms. Zhou Fang Qin	8	195
Chisen Glass	-	278
Xinguangyuan	-	1

	8	474

Due to related parties:
Mr. Xu Keyong	25	24
Chisen Glass	110	-
Ruilang Electronic	2,102	-
Ai Ge Organism	292	602
Nuo Wan Te Ke	3	13

	2,532	639

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(c)	Summary of related party transactions:

Name of related party	Nature of transactions	Years ended March 31,
		2010	2009
		US$’000	US$’000

Chisen Glass	Purchase of raw materials	106	-
	Acquisition of motor vehicle	-	160

Ruilang Electronic	Purchase of raw materials	3,799	-
	Acquisition of land use right and buildings	2,859	-

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements:

●
As of March 31, 2010, Chisen Glass provided guarantees, in aggregate, amounting to US$5,868,000, US$440,000 and US$440,000 to secure the short-term bank loans, notes payable and bill financing of the Company, respectively.

●	As of March 31, 2010, US$5,868,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic and guaranteed by Mr. Xu Kecheng and Ms. Zhou Fang Qin.

●	As of March 31, 2010, Xinguangyuan, Mr. Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$8,802,000 to secure the short-term bank loans of the Company.

●
As of March 31, 2010, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$11,737,000 and US$5,868,000 to secure the short-term bank loans and notes payable of the Company, respectively.

●
As of March 31, 2010, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$2,714,000, US$4,401,000 and US$1,467,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

●	As of March 31, 2010, Xinguangyuan provided guarantees, in aggregate, amounting to US$3,667,000 to secure the notes payable of the Company.

●	As of March 31, 2010, US$4,402,000 of the Company’s short-term bank loans was collateralized by a guarantee provided by Mr. Xu Kecheng.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009
15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leases certain office premises under non-cancelable operating leases.  Rental expenses under operating leases for the years ended March 31, 2010 and 2009 were US$474,000 and US$206,000, respectively.

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of March 31, 2010 and 2009:

	As of March 31,
	2010	2009
	US$’000	US$’000

Within one year	599	185
One to two years	630	205
Two to three years	661	202
Three to four years	489	212
Four to five years	115	54

Total	2,494	858

(b)	Capital commitments

As of March 31, 2010 and 2009, the Company had capital expenditure commitments for construction projects and purchase of machineries for an aggregate amount of approximately US$84,000 and US$423,000, respectively.

16.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued, and determined there were no subsequent events to report as of that date.