Form 10-Q
period 2010-06-30
Chisen Electric Corp
filed 2010-08-16
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(86) 572-6267666
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 13, 2010, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-2

Unaudited Condensed Consolidated Balance Sheets	F-3 – F-4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-5

Unaudited Condensed Consolidated Statements of Cash Flows	F-6 – F-7

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F-8 – F-20

Unaudited Condensed Consolidated Financial
Statements of

Chisen Electric Corporation

For the three months ended June 30, 2010

Chisen Electric Corporation

Index to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-2

Unaudited Condensed Consolidated Balance Sheets	F-3 – F-4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-5

Unaudited Condensed Consolidated Statements of Cash Flows	F-6 – F-7

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F-8 – F-20

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the three months ended June 30, 2010 and 2009

		Three months ended June 30,
		2010	2009
	Note	US$’000	US$’000
Operating revenues:
Net sales to third parties		50,429	29,475

Cost of sales		(45,392)	(24,105)

Gross income		5,037	5,370

Operating expenses:
Sales, marketing and distribution		(2,512)	(1,787)
General and administrative		(684)	(1,056)

Operating income		1,841	2,527

Other income, net		503	147
Interest income		96	55
Interest expense		(685)	(369)

Income before income taxes		1,755	2,360

Income taxes expenses	4	(249)	(355)

Net income		1,506	2,005

Other comprehensive income
Foreign currency translation adjustment		121	1

Comprehensive income		1,627	2006

		Shares	Shares

Earnings per share	3
Weighted average number of common stock outstanding
- basic and diluted		50,000,000	50,000,000

		US$	US$

Net income per share of common stock
- basic and diluted		0.03	0.04

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2010 and March 31, 2010

			(Audited)
		As of June	As of March
		30, 2010	31, 2010
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		2,996	6,019
Restricted bank balances	5	22,611	21,420
Other financial assets	6	7,705	7,438
Trade receivables, net		55,489	50,440
Other receivables		883	800
Prepayments		2,699	4,933
Due from related parties	14(b)	11	8
Inventories	7	35,118	30,038

Total current assets		127,512	121,096

Available-for-sale financial assets	8	2,665	882
Long-term land lease prepayments, net		747	749
Property, plant and equipment, net	9	11,117	10,474

Total assets		142,041	133,201

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2010 and March 31, 2010

			(Audited)
		As of June	As of March
		30, 2010	31, 2010
	Note	US$’000	US$’000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade payables		18,683	14,923
Notes payable	10	37,121	35,504
Accrued expenses and other accrued liabilities		5,148	5,087
Due to related parties	14(b)	3,495	2,532
Income taxes payable		123	148
Short-term bank borrowings	11	46,990	46,141

Total current liabilities		111,560	104,335

Government subsidies	12	127	139
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		587	599

Total liabilities		112,147	104,934

Commitments and contingencies	15	-	-

Shareholders’ equity:
Preferred stock, US$0.001 par value each:		-	-
10,000,000 shares authorized and no shares issued and outstanding
Common stock, US$0.001 par value each:
100,000,000 shares authorized 50,000,000 shares issued and outstanding		50	50
Capital reserves		144	144
Statutory reserves		2,423	2,239
Accumulated other comprehensive income		1,175	1,054
Retained earnings		26,102	24,780

Total shareholders’ equity		29,894	28,267

Total liabilities and shareholders’ equity		142,041	133,201

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Condensed Statements of Changes in Shareholders' Equity
For the three months ended June 30, 2010

	Common stock issued
	Number of shares	Amount	Capital reserves	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2010	50,000,000	50	144	2,239	24,780	1,054	28,267
Net income	-	-	-	-	1,506	-	1,506
Transfer to statutory reserves	-	-	-	184	(184)	-	-
Foreign currency translation adjustment	-	-	-	-	-	121	121

Balance as of June 30, 2010	50,000,000	50	144	2,423	26,102	1,175	29,894

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2010 and 2009

	Three months ended June 30,
	2010	2009
	US$’000	US$’000
Cash flows from operating activities
Net income	1,506	2,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	252	132
Written-off of property, plant and equipment	-	6
Amortization of long-term land lease prepayments	4	3
Exchange differences	7	(1)
Provision for warranty costs	325	25
Government grant recognized	(12)	(12)
Due from related parties	(3)	(378)
Changes in assets and liabilities:
Other financial assets	(237)	(822)
Accounts receivables, net	(4,845)	89
Other receivables	(79)	(206)
Prepayment	2,254	(1,289)
Inventories	(4,957)	(4,630)
Accounts payable	3,699	(2,482)
Notes payable	1,473	4,675
Accrued expenses and other accrued liabilities	(108)	2,846
Due to related parties	951	(320)
Income taxes payable	-	22

Net cash provided by (used in) operating activities	230	(337)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,056)	(211)
Investment in restricted bank balances, net	(1,105)	(4,675)
Acquisition of available-for-sale financial assets	(1,779)	-

Net cash used in investing activities	(3,940)	(4,886)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2010 and 2009

	Three months ended June 30,
	2010	2009
	US$’000	US$’000
Cash flows from financing activities
Proceeds from bills financing	-	5,844
Proceeds from short-term bank loans	6,334	13,587
Repayment of short-term bank loans	(5,671)	(7,743)

Net cash provided by financing activities	663	11,688

Net (decrease) increase in cash and cash equivalents	(3,047)	6,465

Cash and cash equivalents, beginning of period	6,019	2,620
Effect on exchange rate changes	24	-

Cash and cash equivalents, end of period	2,996	9,085

Supplemental disclosure of cash flow information
Interest received	96	-
Interest paid	685	369
Tax paid	274	264

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

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

Details of Chisen Electric’s subsidiaries as of June 30, 2010 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Changxing Chisen Battery Co., Limited (“Changxing Chisen”) *	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead-acid battery products

Chisen Technolgy Holdings Corporation (“Chisen Technology”)	Nevada, United States May 18, 2009	100%	Inactive

*	This is a direct translation of the name in Chinese for identification purpose only and is not the official name in English.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

2.	PREPRATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2010 and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 28, 2010 for the year ended March 31, 2010. The results of operations for the three months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

Recent accounting pronouncements
In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for the first interim or annual reporting period ending on or after December 31, 2009. The adoption of ASU No. 2010-02 did not have any affect on the Company’s consolidated financial statements.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

2.	PREPRATION OF INTERIM FINANCIAL STATEMENTS (CONTINUED)

Recent accounting pronouncements (continued)
In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This ASU amends FASB ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, this ASU requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, all the amendments to FASB ASC 820 made by this ASU are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this ASU did not have any effect on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended June 30, 2010 and 2009.

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 5% withholding tax. No deferred tax expenses were charged to the statement of operations for the three months ended June 30, 2010 and 2009.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

4.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses are comprised of the following:

	Three months ended June 30,
	2010	2009
	US$’000	US$’000

Current taxes arising in the PRC:
For the period	249	355

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

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the domestic and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2010 and 2009, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns in United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its unaudited condensed consolidated financial statements.

As of March 31, 2010 and 2009, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended June 30, 2010 and 2009, no interest or penalties were recorded.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

4.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2009: 25%) is as follows:

	Three months ended June 30,
	2010	2009
	US$’000	US$’000

Expected income tax expenses	571	590
Effect on tax incentives / holiday	(203)	(332)
Non-deductible items	-	73
Non-taxable income	(165)	-
Others	46	24

Income tax expenses	249	355

(c)	Components of net deferred tax liabilities were as follows:
		(Audited)
	As of June 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Withholding tax on undistributed earnings of a PRC subsidiary	460	460

5.	RESTRICTED BANK BALANCES

Restricted bank balances as of June 30, 2010 and March 31, 2010 represented time deposits with original maturity between three and twelve months. As of June 30, 2010 and March 31, 2010, all restricted bank balances were pledged for the issue of notes payable as disclosed in Note 10 below.

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of accounts receivable balances. As of June 30, 2010 and March 31, 2010, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

7.	INVENTORIES

Inventories consisted of the following:
		(Audited)
	As of June 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Raw materials	3,529	7,186
Work-in-progress and semi-finished goods	19,990	13,482
Finished goods	11,599	9,370

	35,118	30,038

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of June 30, 2010 and March 31, 2010 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

		(Audited)
	As of June 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Buildings	5,491	5,468
Leasehold improvements	659	495
Plant and machinery	4,674	4,071
Motor vehicles	978	974
Furniture, fixtures and office equipment	1,529	1,419
Construction-in-progress	-	-

	13,331	12,427

Accumulated depreciation	(2,214)	(1,953)

	11,117	10,474

Depreciation expenses were approximately US$252,000 and US$132,000 for the three months ended June 30, 2010 and 2009, respectively.

The Company has pledged certain buildings as collaterals against general banking facilities granted to the Company. Details of which are disclosed in Note 11.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

10.	NOTES PAYABLE

All notes payable issued by the Company were interest-free, guaranteed by banks, repayable within six months from date of issue and collateralized by restricted bank balances as set out in Note 5 and certain land lease prepayments and buildings as set out in Note 11(i) below.

In addition, various parties have issued guarantee against these notes payable as follows:

		(Audited)
	As of June 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	14,804	14,377
Corporate guarantees issued by third parties	1,473	1,467

11.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:
			(Audited)
		As of June 30,	As of March 31,
	Note	2010	2010
		US$’000	US$’000

Short-term bank loans	(i)	43,307	42,473
Bills financing	(ii)	3,683	3,668

		46,990	46,141

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans and the notes payables as set out in Note 10 are collateralized by land lease prepayments and buildings of the Company with carrying values as follows:

		(Audited)
	As of June 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Land lease prepayments	597	598
Buildings	1,570	2,018

	2,167	2,616

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

11.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(i)	Short-term bank loans (continued)

Various parties have also issued guarantee against these short-term bank loans as follows:

		(Audited)
	As of June 30,	As of March 31,
	2010	2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	31,376	30,589
Corporate guarantees issued by third parties	1,473	1,467
Corporate and personal guarantees issued by related parties and a third party jointly (Note 14(d))	8,838	8,802

The weighted average annual interest rates of the short-term bank loans were 5.41% and 5.40% as of June 30, 2010 and March 31,2010 respectively.

(ii)	Bills financing

Bill financing represents amounts due to various banks which are repayable within six months from the date of issue. At June 30, 2010, the bills are secured by certain restricted bank balances of the Company with carrying value of US$1,768,000 and guaranteed by certain related parties to the extent of US$1,915,000.

The weighted average annual interest rates of the bills financing were 3.96% and 3.96% as of June 30, 2010 and March 31, 2010, respectively.

12.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$12,000 and US$12,000 was credited to the statement of operations for the three months ended June 30, 2010 and 2009, respectively.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

13.	FAIR VALUE MEASUREMENT

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

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:
		(Audited)
	As of June 30,	As of March 31,
	2010	2010
	US$’000	US$’000
Due from related parties:
Ms. Zhou Fang Qin	11	8

Due to related parties:
Mr. Xu Keyong	25	25
Chisen Glass	666	110
Ruilang Electronic	2,490	2,102
Ai Ge Organism	293	292
Nuo Wan Te Ke	3	3
Xinguangyuan	18	-

	3,495	2,532

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(c)	Summary of related party transactions:

Name of related party	Nature of transactions	Three months ended June 30,
		2010	2009
		US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	1,933	-

Chisen Glass	Purchase of raw materials	660	-

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements:

˙
As of June 30, 2010, Chisen Glass provided guarantees, in aggregate, amounting to US$5,892,000, US$810,000 and US$442,000 to secure the short-term bank loans, notes payable and bill financing of the Company, respectively.

˙	As of June 30, 2010, US$4,419,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic and guaranteed by Mr. Xu Kecheng and Ms. Zhou Fang Qin.

˙	As of June 30, 2010, Xinguangyuan, Mr. Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$8,838,000 to secure the short-term bank loans of the Company.

˙
As of June 30, 2010, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$11,784,000 and US$5,892,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙
As of June 30, 2010, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$9,281,000, US$4,420,000 and US$1,473,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

˙	As of June 30, 2010, Xinguangyuan provided guarantees, in aggregate, amounting to US$3,682,000 to secure the notes payable of the Company.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of June 30, 2010 and March 31, 2010:

		(Audited)
	As of June 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Within one year	609	599
One to two years	640	630
Two to three years	672	661
Three to four years	362	489
Four to five years	72	115

Total	2,355	2,494

(b)	Capital commitments

As of June 30, 2010 and March 31, 2010, the Company had capital expenditure commitments for construction projects and purchase of machineries for an aggregate amount of approximately US$84,000 and US$84,000, respectively.

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

	Three months ended June 30,
	2010	2009
	US$’000	US$’000

Balance as of April 1,	226	121
Exchange realignment	1	1
Accrual for warranties issued during the period	324	40
Settlement made during the period	(268)	(15)

Balance as of June 30,	283	147

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2010 and 2009

17.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$129,000 and US$209,000 for the three months ended June 30, 2010 and 2009 respectively.

18.	SEGMENTAL INFORMATION

During the three months ended June 30, 2010 and 2009, all revenue of the Company represented income from sales of sealed lead-acid battery and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

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

Exchange Agreement

On November 12, 2008 (the “Closing Date”), World Trophy entered into a Share Exchange Agreement (the “Exchange”) with Fast More Limited, a Hong Kong investment holding company (“Fast More”), Cheer Gold Development Limited, a company organized under the laws of Samoa (“Cheer Gold”) and Floster Investment Limited, a company organized under the laws of Samoa (“Floster” and together with Cheer Gold, the “Stockholders”). As a result of the share exchange, World Trophy acquired all of the issued and outstanding securities of Fast More from the Stockholders in exchange for Thirty-Five Million (35,000,000) newly-issued shares of World Trophy’s common stock, par value $0.001 per share (“Common Stock”), of which Thirty-Two Million Nine Hundred Thousand (32,900,000) shares were issued to Cheer Gold and Two Million One Hundred Thousand (2,100,000) shares were issued to Floster. As of the Closing Date, the Stockholders collectively beneficially owned seventy percent (70%) of the voting capital stock of the Company, 65.8% of which is owned by Cheer Gold and 4.2% of which is owned by Floster. As a result of the Exchange, Fast More became a wholly-owned subsidiary of World Trophy.

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

The Registrant’s Common Stock is currently traded on the OTCQB under the symbol “CIEC”. Immediately prior to the Exchange, World Trophy was considered a “blank check” development stage company with US$51,039 in assets and a net loss of US$(27,977) for the three (3) months ended September 30, 2008.  On the Closing Date, the Registrant did not have any liabilities.

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

On May 18, 2009, the Registrant incorporated Chisen Technology Holdings Corporation in Nevada as its wholly-owned subsidiary.  Chisen Technology Holdings Corporation is authorized to do business in the State of Washington and up to the filing date of this report, this entity has no operations.

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

Today, the Company manufactures over 15,000,000 batteries each year, has more than 2,500 employees and is one of China's largest manufacturers of lead-acid batteries for electric-powered bicycles (LABEBs). For each of the Company’s fiscal years ended March 31, 2010 and 2009, sales revenues were US$177,192,000 and US$109,020,000, respectively, and our net income during the same periods amounted to US$9,500,000 and US$8,880,000, respectively.

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

Our largest distributors are located in the cities of Yancheng and Haimen in Jiangsu Province and in Shanghai.

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

The table below shows the three top manufacturers of LABEBs in China, and their revenues during fiscal year ended March 31, 2010:

Battery Manufacturer	Production Location	Revenues in 2010 (approximate) US$(Million)	Market Share
Chaowei Power Holdings Limited	Changxing, Zhejiang	338.31	22.6%
Tianneng Power International Limited	Changxing, Zhejiang	330.83	22.1%
CHISEN ELECTRIC CORPORATION	Changxing, Zhejiang	177.19	11.8%

Revenues generated by the Company in China accounted for 100% of the Company’s revenues in the fiscal years ended March 31, 2010 and 2009.

The Company’s battery production reached 14.48 million units and 7.8 million units, respectively for the fiscal years ended March 31, 2010 and 2009.

Competitive Business Conditions and Market Trends

At the United Nations Climate Change Conference 2009, the Chinese Government announced that by 2020, greenhouse gas emissions will be reduced by approximately 40% to 45% from 2005’s basis. We believe that in the next several years, due to intensifying global environmental concerns, there will be increased development of the electric bicycle. At present, we believe that the development of electric vehicles has won the support of the Chinese government due to the fact that the use of electric bicycles is very much in line with the Chinese government’s energy-saving and environmental protection policies. The electric bicycle, as an environment-friendly and convenient personal transportation vehicle, bears the advantages of convenience, non-pollution, safety and less energy consumption. According to market research results of Adfaith Consulting Co., Ltd., during the five years from 2004 to 2008, the market sales of electric vehicles in China tripled, with the number of electric vehicles totaling approximately 100,000,000 units in 2009. In accordance with the measured data of the electric vehicle market demand in China, it is estimated that the total number of electric vehicles will exceed 120,000,000 units in 2010.

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

In 2009, the top electric bicycle brand in terms of production was Taimei, followed by Xinri and Yadea, the only three companies with the sales volume exceeded 900,000 units in 2009 according to a research report issued by Tianjin Bicycle Association. We believe that continued industrial integration and brand concentration will continue to increase and that these famous brands in China will rapidly increase their market share.  We also believe that brands will become more diversified by an increasing influence of well-known brands on the market. The Company has established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea, Taimei, Supaiqi. Xinri’s electric bicycle was utilized at the Beijing 2008 Olympic Games and at the Paralympic Games, which is a great honor in China, and the Company was chosen as the only manufacturer to supply environmentally friendly batteries to Xinri for its electric bicycle. The Company is also an alternative power source sponsor at the 2010 Shanghai World Expo, providing an eco-friendly solution to power the road signage at select Expo Park locations. Based on this, in the next several years, we will strive to create an international first-class brand and become the leader in providing “green” energy in the electric bicycle marketplace. Simultaneously, through constant research and development of new chemical energy technologies, we believe the Company will provide energy-savings and highly-effective energy solutions to our customers for the purpose of improving the quality of human life and a sustainable ecological environment.

Competition

Our chief competitors are Tianneng Power International Ltd. (“Tianneng”) and Chaowei Power Holdings Limited (“Chaowei”). The two companies were the first companies to enter the battery industry in China. For example, Chaowei and Tianneng are the leading companies in terms of production and sales volume, and both accompanies have many after-sales service stores and take an advantage in the secondary market by their continued business expansion. Tiannneng and Chaowei’s capital stocks are listed on The Hong Kong Stock Exchange. The most significant difference between the Company and its two competitors is that the Company focuses on the primary market, whereas Tianneng and Chaowei focus on the secondary market.

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

The Company has also established long-term strategic relationships with important electric bicycle manufacturers, including Xinri, Yadea and Taimei.  The Company also established strategic cooperation partnership with suppliers and vendors by means of supply chain integration to control procurement cost and quality. Moreover, a supplier’s assessment system has been set up to ensure the quality stability of direct materials.

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing lesser emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix has been expanded to include lead-acid back-up batteries, lithium iron motive batteries and lithium iron back-up battery products. It is our goal to become the largest battery developer and producer with a first-class sales and service network in China.

The top five lead-acid motive battery manufacturers in 2009 accounted for over 50% of the total market share with the Company, representing approximately 11.84% of the total market share, ranking third in the industry.  The Company has taken the following measures to set up its position as one of the leaders in the industry: (1) the Company invested in an automatic production line with the maximum daily production capacity increasing by 50% compared with that in 2009; (2) the Company is actively seeking an acquisition target to expand its market share and develop its production capacity.

Results of Operations for the Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Three Months Ended June 30 (Unaudited)
	2010	2009	2010	2009
Revenues	$50,429,000	$29,475,000	100.00%	100.00%
Cost of sales	$45,392,000	$24,105,000	90.01%	81.78%
Gross income	$5,037,000	$5,370,000	9.99%	18.22%
Sales, marketing and distribution	$2,512,000	$1,787,000	4.98%	6.06%
General and administrative expenses	$684,000	$1,056,000	1.36%	3.58%
Operating income	$1,841,000	$2,527,000	3.65%	8.57%
Other income, net	$503,000	$147,000	1.00%	0.50%
Interest income	$96,000	$55,000	0.19%	0.19%
Net income from operations before interest and tax expenses	$2,440,000	$2,729,000	4.84%	9.26%
Interest expenses	$685,000	$369,000	1.36%	1.25%
Income before income taxes	$1,755,000	$2,360,000	3.48%	8.01%
Income taxes expenses	$249,000	$355,000	0.49%	1.20%
Net income	$1,506,000	$2,005,000	2.99%	6.80%
Other comprehensive income	$121,000	$1,000	0.24%	0.00%
Comprehensive income	$1,627,000	$2,006,000	3.23%	6.81%

Revenues

During the three month period ended June 30, 2010, we kept strong growth in our sales when compared to the same period in 2009. The Company successfully expanded its customer base and strengthened its customer relationships. Revenues for the three month period ended June 30, 2010 and 2009 were US$50,429,000 and US$29,475,000, respectively. The increase in revenues of 71% was mainly attributable to an increase in sales volume and an increase in the average unit selling price of our battery products.

Sales volume increased by 61% from 2,498,000 units for the three month period ended June 30, 2009 to 4,017,000 units for the three month period ended June 30, 2010.  The increase in sales volume was mainly attributable to strong sales volume of our battery products as a result of rapid growth in the electric bicycle market in the PRC and an increase in the Company’s sales to existing and new customers. For example, sales to Taimei, a major electric bicycle manufacturer and a famous brand name in China, increased by 98% for the three month ended June 30, 2010 as compared to the same period in 2009.

The average unit selling price of our battery products increased by 7% for the three month period ended June 30, 2010 in response to the increase in the average costs of our major raw materials.

Cost of Sales

Cost of sales for the three month periods ended June 30, 2010 and 2009 was US$45,392,000 and US$24,105,000, respectively, and cost rates were 90% and 82%, respectively.  The increase in cost rate was mainly attributable to the Company’s promotional activities and sales discounts and rebates to customers which were made in order to maintain the Company’s market competitiveness.  In addition, in response to the 18% increase in the average cost of raw materials and fierce market competition, the average unit selling price increased by less than 7% and therefore the cost rate increased by 8%.

Depreciation and Amortization

Depreciation and amortization expenses were US$256,000 and US$135,000 for the three month periods ended June 30, 2010 and 2009, respectively. The increase of US$121,000, or 89.63%, was mainly attributable to the acquisition of new plant and machinery and leasehold improvements during the three month period ended June 30, 2010 made in connection with the Company’s business expansion efforts.

Sales, Marketing and Distribution

Sales, marketing and distribution expenses were US$2,512,000 and US$1,787,000 for the three month periods ended June 30, 2010 and 2009, respectively.  The increase of US$725,000, or 40.57%, was mainly driven by the increase in traveling expenses, after-sale related expenses and the provision for warranty costs by US$464,000, US$51,000 and US$284,000, respectively.  The increase was partly offset by a decrease in sales commissions of US$190,000.

General and Administrative Expenses

General and administrative expenses were US$684,000 and US$1,056,000 for the three month periods ended June 30, 2010 and 2009, respectively, and mainly consisted of staff salaries and benefits, depreciation expenses, legal and professional fees, other taxes and promotion and advertising expenses. The decrease of US$372,000, or 35.23%, was mainly due to the reclassification of certain expenses to cost of sales and sales, marketing and distribution in order to more accurately reflect their true nature.

Other Income, Net

Net other income was US$503,000 and US$147,000 for the three month periods ended June 30, 2010 and 2009, respectively. The increase of US$356,000, or 242.18%, was mainly attributable to the increase in net sales of lead to electric plate suppliers and government subsidies.

In addition, the available-for-sale financial assets held by the Company increased to 9,600,000 shares from 6,000,000 shares after receiving a stock dividend in June, 2010.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was US$2,440,000 and US$2,729,000 for the three month periods ended June 30, 2010 and 2009, respectively. The decrease of US$289,000, or 10.59%, was mainly attributable to the decrease in operating income of US$686,000, which is attributable to the increase in cost rate of 8%.

Interest Expense

Interest expense was US$685,000 and US$369,000 for the three month periods ended June 30, 2010 and 2009, respectively. The increase of US$316,000, or 85.64%, was mainly attributable to the increase of US$14,849,000 in average short-term bank loans for the three month period ended June 30, 2010.

Net Income

Net income was US$1,506,000 and US$2,005,000 for the three month periods ended June 30, 2010 and 2009, respectively. The decrease in net income of US$499,000, or 24.89%, was mainly attributable to the decrease of US$1.38 in gross income per unit of sales.

Liquidity and Capital Resources

The Company generally finances its operations through profit generated from its operations and borrowings from banks.  During the reporting period, the Company entered into a number of bank loans to satisfy its financing needs. As of the date of this report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

 The following table sets forth the summary of our cash flows, in U.S. dollars, for the periods indicated:

	Three Months Ended June 30 (Unaudited)
	2010	2009
Net cash provided by (used in) operating activities	$230,000	$(337,000)
Net cash used in investing activities	$(3,940,000)	$(4,886,000)
Net cash provided by financing activities	$663,000	$11,688,000
Net (decrease) increase in cash and cash equivalents	$(3,047,000)	$6,465,000
Effect of exchange rate changes on cash	$24,000	$-
Cash and cash equivalents at beginning of period	$6,019,000	$2,620,000
Cash and cash equivalents at end of period	$2,996,000	$9,085,000

Operating Activities

Net cash provided by operating activities was approximately US$230,000 for the three months ended June 30, 2010, as compared to net cash used in operating activities of approximately US$337,000 for the same period in 2009. This increase of US$567,000, or 168.24%, was mainly due to increase in accounts payable and notes payable and decrease in prepayments, offset by the increase in accounts receivable and the decrease in accrued expenses.

Investing Activities

Net cash used in investing activities was approximately US$3,940,000 for the three months ended June 30, 2010, as compared to approximately US$4,886,000 for the same period in 2009. The decrease of US$946,000, or 19.36%, was mainly attributable to the decrease of US$4,057,000 in additional funds invested in restricted bank balances for issuing bank acceptance bills, and was partly offset by the increase of US$1,778,000 in funds used for acquiring available-for-sale financial assets.

Financing Activities

Net cash provided by financing activities was approximately US$663,000 for the three months ended June 30, 2010, as compared to approximately US$11,688,000 for the same period in 2009. The decrease of US$11,025,000, or 94.33%, was mainly attributable to the decrease in additional bank borrowings and bills financing.

Working Capital

Our working capital decreased by approximately US$809,000 to approximately US$15,952,000 as of June 30, 2010, as compared to our working capital of approximately US$16,761,000 as of March 31, 2010.  The decrease was mainly attributable to net effect of increase in current assets of US$6,416,000 and the increase in current liabilities of US$7,225,000. The increase in current assets was mainly attributable to the increase in restricted bank balances of US$4,057,000 and accounts receivable of US$20,551,000 while the increase in current liabilities was mainly due to the increase in accounts payable of US$9,988,000 and notes payable of US$9,100,000.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees or interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to the interest-bearing bank loans and interest income generated by our bank deposits. We have not used any derivative financial instruments in our investment portfolio or for cash management purposes. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. Nevertheless, our future interest expense or interest income may expect to be decreased due to changes in interest rates in the PRC.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	June 30, 2010		March 31, 2010
Short-term bank borrowings	US$	46,990,000	US$	46,141,000
Notes payable (within (1) year)	US$	37,121,000	US$	35,504,000
Total	US$	84,111,000	US$	81,645,000

Purchase Obligations (US$)	June 30, 2010		March 31, 2010
Purchase of machinery (within one (1) year)	US$	84,000	US$	84,000
Total	US$	84,000	US$	84,000

Operating Lease Obligations (US$)	June 30, 2010		March 31, 2010
Within one (1) year	US$	609,000	US$	599,000
1-3 years	US$	1,312,000	US$	1,291,000
3-5 years	US$	434,000	US$	604,000
Over five (5) years	US$	0	US$	0
Total	US$	2,355,000	US$	2,494,000

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Changes In Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have material affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of June 30, 2010, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc.	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Associations of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Included by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Included by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audited Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Fiscal Years Ended March 31, 2008 and 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.2	Unaudited Condensed and Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Three (3) Months Ended June 30, 2008 and 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.3	Unaudited Pro Forma Financial Statements of Fast More Limited for the three (3) month period ended June 30, 2008 and the two years ended March 31, 2008.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.4	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.5	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.6	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: August 16, 2010	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer