Form 10-Q/A
period 2010-06-30
Chisen Electric Corp
filed 2010-09-02
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q in order to correct certain figures in "Interest Expense", "Net Income", "Investing Activities" and "Working Capital", and to delete the second sentence in "Other Income, Net" in Management's Discussion and Analysis or Plan of Operation.  All other Items in this Amendment No. 1 remain unchanged.

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

Interest Expense

Interest expense was US$685,000 and US$369,000 for the three month periods ended June 30, 2010 and 2009, respectively. The increase of US$316,000, or 85.64%, was mainly attributable to the increase of US$17,269,000 in average short-term bank loans for the three month period ended June 30, 2010.

Net Income

Net income was US$1,506,000 and US$2,005,000 for the three month periods ended June 30, 2010 and 2009, respectively. The decrease in net income of US$499,000, or 24.89%, was mainly attributable to the decrease of US$0.9 in gross income per unit of sales.

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

Investing Activities

Net cash used in investing activities was approximately US$3,940,000 for the three months ended June 30, 2010, as compared to approximately US$4,886,000 for the same period in 2009. The decrease of US$946,000, or 19.36%, was mainly attributable to the decrease of US$3,570,000 in additional funds invested in restricted bank balances for issuing bank acceptance bills, and was partly offset by the increase of US$1,779,000 and US$845,000 in funds used for acquiring available-for-sale financial assets and property, plant and equipment, respectively.

Financing Activities

Net cash provided by financing activities was approximately US$663,000 for the three months ended June 30, 2010, as compared to approximately US$11,688,000 for the same period in 2009. The decrease of US$11,025,000, or 94.33%, was mainly attributable to the decrease in additional bank borrowings and bills financing.

Working Capital

Our working capital decreased by approximately US$809,000 to approximately US$15,952,000 as of June 30, 2010, as compared to our working capital of approximately US$16,761,000 as of March 31, 2010.  The decrease was mainly attributable to net effect of increase in current assets of US$6,416,000 and the increase in current liabilities of US$7,225,000. The increase in current assets was mainly attributable to the increase in restricted bank balances of US$1,191,000 and accounts receivable of US$5,049,000 while the increase in current liabilities was mainly due to the increase in accounts payable of US$3,760,000 and notes payable of US$1,617,000 and amounts due to related parties of US$963,000.

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

Date: September 2, 2010	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: September 2, 2010	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer