Form 10-Q
period 2010-09-30
Chisen Electric Corp
filed 2010-11-12
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-128532

CHISEN ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2190950
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Jingyi Road, Changxing Economic Development Zone, Changxing County, Zhejiang Province,
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
Yes  ☐      No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2010, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-2

Unaudited Condensed Consolidated Balance Sheets	F3-4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-5

Unaudited Condensed Consolidated Statements of Cash Flows	F6-7

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F8-20

Unaudited Condensed Consolidated Financial Statements of

Chisen Electric Corporation

For the six months ended September 30, 2010

Chisen Electric Corporation

Index to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-2

Unaudited Condensed Consolidated Balance Sheets	F-3 – F-4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-5

Unaudited Condensed Consolidated Statements of Cash Flows	F-6 - F-7

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F-8 – F-20

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the six months ended September 30, 2010 and 2009

		Three months ended September 30		Six months ended September 30
		2010	2009	2010	2009
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		76,613	50,392	127,042	79,867

Cost of sales		(65,869)	(41,708)	(111,260)	(65,813)

Gross income		10,744	8,684	15,782	14,054

Operating expenses:
Sales, marketing and distribution		(3,040)	(2,167)	(5,551)	(3,953)
General and administrative		(956)	(1,030)	(1,641)	(2,086)

Operating income		6,748	5,487	8,590	8,015

Other income, net		110	578	613	725
Interest income		102	-	198	55
Interest expense		(606)	(378)	(1,291)	(747)

Income before income taxes		6,354	5,687	8,110	8,048

Income taxes expense	4	(912)	(770)	(1,161)	(1,125)

Net income attributable to CIEC common stockholders		5,442	4,917	6,949	6,923

Other comprehensive income
Foreign currency translation adjustment		433	24	554	24

Comprehensive income		5,875	4,941	7,503	6,947

		Shares	Shares	Shares	Shares

Earnings per share	3
Weight average number of common stock outstanding
- basic and diluted		50,000,000	50,000,000	50,000,000	50,000,000

		US$	US$	US$	US$

Net income per share of common stock outstanding
- basic and diluted		0.11	0.10	0.14	0.14

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2010 and March 31, 2010

		As of September 30,	As of March 31,
		2010	2010
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		8,612	6,019
Restricted bank balances	5	21,638	21,420
Other financial assets	6	3,122	7,438
Trade receivables, net		68,875	50,440
Other receivables		1,858	800
Prepayments		2,192	4,933
Due from related parties	14(b)	5	8
Inventories	7	24,575	30,038
Assets classified as held for sale	19(a)	2,524	-

Total current assets		133,401	121,096

Available-for-sale financial assets	8	2,699	882
Long-term land lease prepayments, net		152	749
Property, plant and equipment, net	9	9,402	10,474
Deposit for acquisition of land and buildings		788	-

Total assets		146,442	133,201

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2010 and March 31, 2010

		As of September	As of March
		30, 2010	31, 2010
	Note	US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables		14,971	14,923
Notes payable	10	41,038	35,504
Accrued expenses and other accrued liabilities		6,742	5,087
Due to related parties	14(b)	4,127	2,532
Income taxes payable		919	148
Short-term bank borrowings	11	41,336	46,141
Liabilities directly associated with assets classified as held for sale	19(b)	874	-

Total current liabilities		110,007	104,335

Government subsidies	12	117	139
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		577	599

Total liabilities		110,584	104,934

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each:
10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each:
100,000,000 shares authorized
50,000,000 shares issued and outstanding		50	50
Capital reserves		144	144
Statutory reserves		3,184	2,239
Accumulated other comprehensive income		1,608	1,054
Retained earnings		30,784	24,780

Total CIEC stockholders’ equity		35,770	28,267

Non-controlling interests		88	-

Total stockholders’ equity		35,858	28,267

Total liabilities and stockholders’ equity		146,442	133,201

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the six months ended September 30, 2010

	Common stock issued					Accumulated
	Number of shares	Amount	Capital reserves	Statutory reserves	Retained earnings	other comprehensive income	Total CIEC stockholders’ equity	Non- controlling interest	Total stockholders’ equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2010	50,000,000	50	144	2,239	24,780	1,054	28,267	-	28,267
Net income	-	-	-	-	6,949	-	6,949	-	6,949
Transfer to statutory reserves	-	-	-	945	(945)	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	554	554	-	554
Capital contributed by non-controlling interests	-	-	-	-	-	-	-	88	88

Balance as of September 30, 2010	50,000,000	50	144	3,184	30,784	1,608	35,770	88	35,858

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2010 and 2009

	Six months ended September 30,
	2010	2009
	US$’000	US$’000
Cash flows from operating activities
Net income	6,949	6,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	540	270
Written-off of property, plant and equipment	-	6
Loss on disposal of property, plant and equipment	18	-
Amortization of long-term land lease prepayments	8	6
Exchange differences	68	147
Provision for warranty costs	549	44
Government grant recognized	(24)	(24)
Changes in assets and liabilities:
Other financial assets	4,443	(3,761)
Trade receivables, net	(17,570)	(13,386)
Other receivables	(171)	(281)
Prepayment	2,826	(1,281)
Due from related parties	3	299
Inventories	5,979	(4,518)
Trade payables	(208)	5,020
Notes payable	4,925	12,314
Accrued expenses and other accrued liabilities	1,467	1,732
Due to related parties	1,551	(321)
Income taxes payable	771	507

Net cash provided by operating activities	12,124	3,696

Cash flows from investing activities
Purchase of property, plant and equipment	(1,685)	(657)
Proceeds on disposal of property, plant and equipment	1	-
Investment in restricted bank balances, net	149	(9,798)
Deposit paid for acquisition of land and buildings	(788)	(1,463)
Acquisition of available-for-sale financial assets	(1,802)	-

Net cash used in investing activities	(4,125)	(11,918)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2010 and 2009

	Six months ended September 30,
	2010	2009
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	6,417	23,839
Repayment of short-term bank loans	(8,282)	(10,676)
Repayment of bills financing	(3,731)	-
Capital contributed by non-controlling interest	88	-

Net cash (used in) provided by financing activities	(5,508)	13,163

Net increase in cash and cash equivalents	2,491	4,941

Cash and cash equivalents, beginning of period	6,019	2,620

Effect on exchange rate changes	102	(143)

Cash and cash equivalents, end of period	8,612	7,418

Supplemental disclosure of cash flow information
Interest received	198	-
Interest paid	1,268	704
Tax paid	400	550

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

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

Details of Chisen Electric’s subsidiaries as of September 30, 2010 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Changxing Chisen Battery Co., Limited (“Changxing Chisen”)*	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead-acid battery products

Chisen Technology Holdings Corporation (“Chisen Technology”)	Nevada, United States May 18, 2009	100%	Inactive

Chisen Electric Jiangsu Co., Limited (“Chisen Jiangsu”)*	Jiangsu, PRC August 23, 2010	98%	Inactive

*	These are direct translation of the name in Chinese for identification purpose only and are not the official name in English.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial
Statements
For the six months ended September 30, 2010 and 2009

2.	PREPRATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2010 and for all periods presented. Information as of March 31, 2010 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 28, 2010 for the year ended March 31, 2010. The results of operations for both the three months and six months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

Recent accounting pronouncements
In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the credit quality of financing receivables and the allowance for credit losses”, which requires expanded disclosures about the credit quality of an entity’s financing receivables and its allowance for credit loss on a disaggregated basis. This ASU is effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for both the three months and six months ended September 30, 2010 and 2009.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 5% withholding tax. No deferred tax expenses were charged to the statement of operations for both the three months and six months ended September 30, 2010 and 2009.

(a)	Income tax expenses are comprised of the following:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:
For the period	912	770	1,161	1,125

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
For the six months ended September 30, 2010 and 2009

4.	INCOME TAXES (CONTINUED)

(a)	(Continued)

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of September 30, 2010 and March 31, 2010, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its unaudited condensed consolidated financial statements.

As of September 30, 2010 and March 31, 2010, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the six months ended September 30, 2010 and 2009, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2009: 25%) is as follows:

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	1,588	1,422	2,027	2,012
Effect on tax incentives / holiday	(794)	(761)	(996)	(1,092)
Non-deductible items	-	99	-	172
Non-taxable income	-	-	(34)	-
Others	118	10	164	33

Income tax expenses	912	770	1,161	1,125

(c)	Components of net deferred tax liabilities were as follows:

	As of September 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Withholding tax on undistributed earnings of a PRC subsidiary	460	460

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

5.	RESTRICTED BANK BALANCES

Restricted bank balances as of September 30, 2010 and March 31, 2010 represented time deposits with original maturity for six months. As of September 30, 2010 and March 31, 2010, all restricted bank balances were pledged for the issue of notes payable as disclosed in Note 10 below.

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of accounts receivable balances. As of September 30, 2010 and March 31, 2010, all notes receivable were guaranteed by established banks in the PRC and had maturities of six months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

7.	INVENTORIES

Inventories consisted of the following:

	As of September 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Raw materials	1,742	7,186
Work-in-progress and semi-finished goods	6,442	13,482
Finished goods	16,391	9,370

	24,575	30,038

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of September 30, 2010 and March 31, 2010 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of September 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Buildings	2,933	5,468
Leasehold improvements	787	495
Plant and machinery	4,849	4,071
Motor vehicles	991	974
Furniture, fixtures and office equipment	1,619	1,419

	11,179	12,427

Accumulated depreciation	(1,777)	(1,953)

	9,402	10,474

Depreciation expenses were approximately US$288,000 and US$138,000 for the three months ended September 30, 2010 and 2009, respectively, and US$540,000 and US$270,000 for the six months ended September 30, 2010 and 2009, respectively.

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

In addition, various parties have issued guarantee against these notes payable as follows:

	As of September 30,	As of March 31,
	2010	2010
	US$’000	US$’000
Corporate and personal guarantees issued by related parties (Note 14(d))	17,908	14,377
Corporate guarantees issued by third parties	1,492	1,467

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

11.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of September 30,	As of March 31,
	Note	2010	2010
		US$’000	US$’000

Short-term bank loans	(i)	41,336	42,473
Bills financing	(ii)	-	3,668

		41,336	46,141

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans and the notes payables as set out in Note 10 are collateralized by assets of the Company with carrying values as follows:

	As of September 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Land lease prepayments	-	598
Buildings	-	2,018
Land lease prepayments classified as held for sale	601	-
Buildings classified as held for sale	1,923	-

	2,524	2,616

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of September 30,	As of March 31,
	2010	2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	24,771	30,589
Corporate guarantees issued by third parties	1,492	1,467
Corporate and personal guarantees issued by related parties and a third party jointly (Note 14(d))	8,954	8,802

The weighted average annual interest rates of the short-term bank loans were 5.41% and 5.40% as of September 30, 2010 and March 31, 2010 respectively.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

11.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(ii)	Bills financing

Bills financing represents amounts due to various banks which are repayable within six months from the date of issue.

12.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$12,000 and US$12,000 was credited to the statement of operations for the three months ended September 30, 2010 and 2009, respectively, and US$24,000 and US$24,000 were credited to the statement of operations for the six months ended September 30, 2010 and 2009 respectively.

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

The Company’s financial instruments consist principally of cash and cash equivalents, restricted bank balances, other financial assets, trade receivables and payables, prepayment and other receivables, notes payable, accrued expenses and other liabilities, amount due from/to related parties and short-term borrowings which are carried at amounts that generally approximate their fair values because of the short-term maturity of these instruments.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

14.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric

Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng

Mr. Xu Keyong	A close family member of Mr. Xu Kecheng

Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng

Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng

Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”)*	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translation of the name in Chinese for identification purpose only and are not the official names in English.

(b)	Summary of balances with related parties:

	As of September 30,	As of March 31,
	2010	2010
	US$’000	US$’000
Due from related parties:
Ms. Zhou Fang Qin	5	8

Due to related parties:
Mr. Xu Keyong	25	25
Chisen Glass	1,105	110
Ruilang Electronic	2,670	2,102
Ai Ge Organism	297	292
Nuo Wan Te Ke	3	3
Xinguangyuan	27	-

	4,127	2,532

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

Name of	Nature of	Three months ended September 30		Six months ended September 30
related party	transactions	2010	2009	2010	2009
		US$’000	US$’000	US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	2,201	-	4,134	-
	Deposit paid for acquisition of land and building	-	1,462	-	1,462

Chisen Glass	Purchase of raw materials	760	-	1,420	-

(d)	Other arrangements:

˙	As of September 30, 2010, Chisen Glass provided guarantees, in aggregate, amounting to US$5,969,000 and US$3,731,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙	As of September 30, 2010, US$3,432,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic and guaranteed by Mr. Xu Kecheng and Ms. Zhou Fang Qin.

˙	As of September 30, 2010, Xinguangyuan, Mr. Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$8,954,000 to secure the short-term bank loans of the Company.

˙
As of September 30, 2010, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$11,938,000 and US$5,969,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙
As of September 30, 2010, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$3,432,000 and US$4,477,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙	As of September 30, 2010, Xinguangyuan provided guarantees, in aggregate, amounting to US$3,731,000 to secure the notes payable of the Company.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of September 30, 2010 and March 31, 2010:

	As of September 30,	As of March 31,
	2010	2010
	US$’000	US$’000

Within one year	625	599
One to two years	656	630
Two to three years	651	661
Three to four years	275	489
Four to five years	29	115

Total	2,236	2,494

(b)	Capital commitments

As of September 30, 2010 and March 31, 2010, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$160,187,000 and US$84,000 respectively.

16.	PROVISION FOR WARRANTY

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

	Three months ended September 30		Six months ended September 30
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Beginning balance	283	147	226	121
Exchange realignment	4	-	5	1
Accrual for warranties issued during the period	230	65	554	105
Settlement made during the period	(48)	(20)	(316)	(35)

Closing balance	469	192	469	192

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

17.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$286,000 and US$66,000 for the three months ended September 30, 2010 and 2009 respectively, and US$415,000 and US$238,000 for the six months ended September 30, 2010 and 2009 respectively.

18.	SEGMENTAL INFORMATION

During the six months ended September 30, 2010 and year ended March 31, 2010, all revenue of the Company represented income from sales of sealed lead-acid battery and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

19.	ASSETS CLASSIFIED AS HELD FOR SALE

		As of September 30,	As of March 31,
		2010	2010
	Note	US$’000	US$’000

Long-term land lease prepayments		601	-
Buildings		1,923	-

	(a)	2,524	-

Liabilities directly associated with assets classified as held for sale	(b)	874	-

(a)
On August 20, 2010, the Company’s wholly owned subsidiary, Changxing Chisen, entered into an investment agreement with the Administrative Committee of Changxing Economic Development Zone (“ACC”). Changxing Chisen agreed to relocate its business and production plant to a new location within one year from the date of the investment agreement. As a result, ACC will buy back the long-term land lease prepayments and buildings located in the existing plant of Jingyi Road, Changxing Economic Development Zone. All the related assets were reclassified at their carrying amounts from property, plant and equipment and long-term land lease prepayments to assets held for sale on the date of the investment agreement.

(b)	As of September 30, 2010 and March 31, 2010, the Company had deferred compensation income from ACC of approximately US$874,000 (equivalent to 5% of total compensation) and US$Nil respectively.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2010 and 2009

20.	SUBSEQUENT EVENTS

On October 8, 2010, the Company filed with the SEC a registration statement on Form S-1 relating to the proposed public offering of its common stock. The Company intends to use the net proceeds from the offering to construct new production facilities in Changxing County (Zhejiang Province) and Jiangsu Province for the development and production of a new product, lithium-ion batteries. The registration statement is reviewing by SEC and has not yet effective as of the filing date of these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion of our financial condition and results of operations of Chisen Electric Corporation and its subsidiaries should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

As used in this report, unless otherwise indicated, the terms “we,” “our,” “us,” the “Registrant” and “Chisen” refer to Chisen Electric Corporation, a Nevada corporation. We conduct our business through our subsidiaries, which include our wholly-owned subsidiary, Fast More Limited, a Hong Kong investment holding company, its 100% owned and chief operating subsidiary, Changxing Chisen Electric Co., Ltd., a wholly foreign owned entity ("WFOE") organized under the laws of the PRC (“CCEC”) and CCEC’s subsidiary, Chisen Electric Jiangsu Co., Ltd. (collectively, the “Company”).

This report contains forward-looking statements.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; our reliance on our major customers for a large portion of our net sales; our ability to develop and market new products; our ability to raise additional capital to fund our operations; our ability to accurately forecast amounts of supplies needed to meet customer demand; market acceptance of our products; exposure to product liability and defect claims; fluctuations in the availability of raw materials and components needed for our products; protection of our intellectual property rights; changes in the laws of the PRC that affect our operations; inflation and fluctuations in foreign currency rates and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Company Overview

We are one of the leading producers of sealed lead-acid motive batteries in China's personal transportation device market by ranking as one of the top three manufacturers in China in terms of production. Our motive battery products, sold under our own brand name “Chisen”, are predominantly used in electric bicycles and are distributed and sold in China.  Electric bicycles have become increasingly popular in China. According to market research results of Shenzhen Forward Business Information Company (“Forward Business”), during the five years from 2004 to 2009, the market sales of electric bicycles in China quadrupled, and the number of electric bicycles in China increased to approximately 120,000,000. Among all types of batteries for electric bicycles, the lead-acid motive battery is the preferred choice of electric bicycle manufacturers in China, accounting for 95% of the market share because of its cost efficiency. According to the market research result from Forward Business, the cost of using lead-acid motive batteries is RMB4/kWh, which is significantly lower than its alternative and competing product, lithium-ion batteries, by 50%.  Currently, we manufacture over 14,480,000 sealed lead-acid motive batteries each year, have more than 2,500 employees and are one of China's largest manufacturers of sealed lead-acid motive batteries for electric-powered bicycles (LABEBs).  For each of our fiscal years ended March 31, 2010 and 2009, sales revenues were $177,192,000 and $109,020,000, respectively, and our net income during the same periods amounted to $9,500,000 and $8,880,000, respectively.  For the three months ended September 30, 2010, our sales revenue and net income were $76,613,000 and $5,442,000, respectively.

We strive to create an international first-class brand and become one of the leaders in providing “green” energy in the global electric bicycle market.  Through our continuous researching and developing of new chemical energy technologies, we intend to provide energy-saving and highly-effective energy solutions to our customers for improving the quality of life while maintaining a sustainable ecological environment.  Our goal is to become the largest battery developer and producer with a first-class sales and service network in China.  With one of the leading positions in the LABEB battery product market in China, our expansion plans in Changxing County (Zhejiang Province) and Jiangsu Province, our product research and development capability and our cooperative partnerships with clients, we believe that we are well positioned to capture additional business opportunities in China's personal transportation device markets. In light of the prevailing economic trends for developing alternative transportation devices that reduce the reliance on oil and produce lesser emissions, we plan to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix will be expanded to include lead-acid back-up batteries, lithium-ion motive batteries and lithium-ion back-up battery products.

Results of Operations for the Six(6) Months Ended September 30, 2010 as Compared with the Six(6) Months Ended September 30, 2009

 The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Six (6) Months Ended September 30 (Unaudited)

	2010	2009	2010	2009
Revenues	$127,042,000	$79,867,000	100.00%	100.00%
Cost of sales	$111,260,000	$65,813,000	87.58%	82.40%
Gross income	$15,782,000	$14,054,000	12.42%	17.60%
Sales, marketing and distribution expenses	$5,551,000	$3,953,000	4.37%	4.95%
General and administrative expenses	$1,641,000	$2,086,000	1.29%	2.61%
Operating income	$8,590,000	$8,015,000	6.76%	10.04%
Other income, net	$613,000	$725,000	0.48%	0.91%
Interest income	$198,000	$55,000	0.16%	0.07%
Net income from operations before interest and tax expenses	$9,401,000	$8,795,000	7.40%	11.01%
Interest expense	$1,291,000	$747,000	1.02%	0.94%
Income before income taxes	$8,110,000	$8,048,000	6.38%	10.08%
Income taxes expense	$1,161,000	$1,125,000	0.91%	1.41%
Net income	$6,949,000	$6,923,000	5.47%	8.67%
Other comprehensive income	$554,000	$24,000	0.44%	0.03%
Comprehensive income	$7,503,000	$6,947,000	5.91%	8.70%

Revenues

During the six (6) months ended September 30, 2010, we kept strong growth in our sales. The Company successfully expanded the customer base and also enhanced our existing customers’ relationship. Revenues for the six (6) months ended September 30, 2010 and 2009 were approximately US$127,042,000 and US$79,867,000, respectively. The increase in revenues of 59% was mainly attributable to the continuing strong sales of our battery products in existing and new customers, which resulted in an increase in sales volume of 42% to 9,537,000 units for the six (6) months ended September 30, 2010 compared with 6,702,000 units for the six (6) months ended September 30, 2009.

The strong sales was mainly attributable to the continued growth in the electric bicycle market in the PRC together with the launch of promotion activities from January 2010 to September 2010 which bring positive effect on sales. Our sales to one of the existing major electric bicycle manufacturing customer were increased by 94% for the period when compared to the same period in last year.  Meanwhile, Company developed 97 new distributors for the six (6) months ended September 30, 2010, which increased the total sales to the distributors by 29%.

The increase of revenues was also caused by an average increase of 11% in the battery unit selling price in response to the increase in the average costs of our major raw materials.

Cost of Sales

Cost of sales for the six (6) months ended September 30, 2010 and 2009 was approximately US$111,260,000 and US$65,813,000, respectively, and cost rates were 88% and 82%, respectively. The increase of cost rate was mainly due to the average purchase price of major raw material for the six (6) months ended September 30, 2010 increased by 16% as compared to the corresponding period of last year, but the battery average selling price was only increased by 11% in order to maintain our competitiveness in the market.

Depreciation and Amortization

Depreciation expense was approximately US$540,000 and US$270,000 for the six (6) months ended September 30, 2010 and 2009, respectively. The increase in depreciation expense was mainly attributable to the new machines, equipments and dormitories acquired during the twelve (12) months period from October 1, 2009 to September 30, 2010 made in connection with the Company’s business expansion efforts.

Sales, Marketing and Distribution Expenses

Sales, marketing and distribution expenses were approximately US$5,551,000 and US$3,953,000 for the six (6) months ended September 30, 2010 and 2009, respectively.  The increase of US$1,598,000 or 40% was mainly driven by the increases in transportation expense, after-sale related expenses and warranty costs provision by US$909,000, US$223,000 and US$443,000 respectively.

General and Administrative Expenses

General and administrative expenses were approximately US$1,641,000 and US$2,086,000 for the six (6) months ended September 30, 2010 and 2009, respectively, and mainly consisted of staff salaries, staff welfare, social security contributions, depreciation expenses, research and development expenses, legal and professional fees, other taxes and promotion and advertising expenses. The decrease of US$445,000 or 21% in general and administrative expenses was mainly due to the decrease of legal advisory fee as well as reclassification of certain expenses to cost of sales, and sales, marketing and distribution expenses in order to more accurately reflect its true nature.

Other Income, Net

Net other income was approximately US$613,000 and US$725,000 for the six (6) months ended September 30, 2010 and 2009, respectively. The decrease of US$112,000 or 15% was mainly attributable to the decrease in net sales of lead to electric plate suppliers by US$228,000, offset by the addition of dividend income from available-for-sale financial assets of US$135,000.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was approximately US$9,401,000 and US$8,795,000, for the six (6) months ended September 30, 2010 and 2009, respectively. The increase of US$606,000 or 7% was mainly attributable to the increase in sales volume, thus resulting in an increase in the gross income for the six (6) months ended September 30, 2010.

Interest Expense, Net

Net interest expense was approximately US$1,093,000 and US$692,000 for the six (6) months ended September 30, 2010 and 2009, respectively. Net interest expense increased by US$401,000 or 58%, comparing with six (6) months  ended September 30, 2009 was mainly due to the increase in average short-term bank loans for the six (6) months ended September 30, 2010, compared to the six (6) months ended September 30, 2009. The increase in average short-term bank loans was mainly due to the increasing demand of fund in response to the business expansion.

Net Income

Net income was US$6,949,000 and US$6,923,000 for the six (6) months ended September 30, 2010 and 2009, respectively. Our net income was increased only for 0.4% comparing with the six months ended September 30, 2010. It  mainly due to the positive effect of increase in sales volume for the period was substantially offset by the increase of cost rate per unit of sales, and the increase in sales, marketing and distribution expenses.

Results of Operations for the Three(3) Months Ended September 30, 2010 as Compared with the Three(3) Months Ended September 30, 2009

          The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Three (3) Months Ended September 30 (Unaudited)

	2010	2009	2010	2009
Revenues	$76,613,000	$50,392,000	100.00%	100.00%
Cost of sales	$65,869,000	$41,708,000	85.98%	82.77%
Gross income	$10,744,000	$8,684,000	14.02%	17.23%
Sales, marketing and distribution expenses	$3,040,000	$2,167,000	3.97%	4.30%
General and administrative expenses	$956,000	$1,030,000	1.25%	2.04%
Operating income	$6,748,000	$5,487,000	8.81%	10.89%
Other income, net	$110,000	$578,000	0.14%	1.15%
Interest income	$102,000	$-	0.13%	-
Net income from operations before interest and tax expenses	$6,960,000	$6,065,000	9.08%	12.04%
Interest expense	$606,000	$378,000	0.79%	0.75%
Income before income taxes	$6,354,000	$5,687,000	8.29%	11.29%
Income taxes expenses	$912,000	$770,000	1.19%	1.53%
Net income	$5,442,000	$4,917,000	7.10%	9.76%
Other comprehensive income	$433,000	$24,000	0.57%	0.05%
Comprehensive income	$5,875,000	$4,941,000	7.67%	9.81%

Revenues

        During the three (3) months ended September 30, 2010, we had a strong growth in our sales. We successfully expanded our customer base and also enhanced the existing customers’ relationship. Revenues for the three (3) months ended September 30, 2010 and 2009 were approximately US$76,613,000 and US$50,392,000, respectively. The increase in revenues of 52% was mainly attributable to the continuing strong sales of our battery products in existing and new customers, which resulted in an increase of 31% to 5,520,000 units for the three (3) months ended September 30, 2010 compared with 4,200,000 units for the three (3) months ended September 30, 2009.

The strong sales was mainly attributable to the continued growth in the electric bicycle market in the PRC together with the launch of promotion activities from January 2010 to September  2010 which bring positive effect on sales. Our sales to one of the existing major electric bicycle manufacturing customer were increased 93% for the period when compared to the same period in last year.  Meanwhile, Company developed 44 new distributors for the three (3) months ended 2010, which increased the total sales to the distributors by 23%.

The increase of revenues was also caused by an average increase of 13% in the battery unit selling price in response to the increase in the average costs of our major raw materials.

Cost of Sales

Cost of sales for the three (3) months ended September 30, 2010 and 2009 was approximately US$65,869,000 and US$41,708,000, respectively, and cost rates were 86% and 83%, respectively. The increase of cost rate was mainly due to the fact that the average purchase price of major raw material for the three (3) months ended September 30, 2010 increased 13% as compared to the same period in last year.

Depreciation and Amortization

Depreciation expense was approximately US$288,000 and US$138,000 for the three (3) months ended September 30, 2010 and 2009, respectively. The increase in depreciation expense was mainly attributable to the new machines, equipments and dormitories acquired during the twelve (12) months from October 1, 2009 to September 30, 2010 made in connection with the Company’s business expansion efforts.

Sales, Marketing and Distribution Expenses

Sales, marketing and distribution expenses were approximately US$3,040,000 and US$2,167,000 for the three (3) months ended September 30, 2010 and 2009, respectively. The increase of US$873,000 or 40% was mainly driven by the increases in transportation expense, after-sale related expenses and warranty costs provision by US$446,000, US$172,000 and US$63,000 respectively. The increase was mainly attributable to the continuing strong sales of our battery products.

General and Administrative Expenses

General and administrative expenses were approximately US$956,000 and US$1,030,000 for the three (3) months ended September 30, 2010 and 2009, respectively, and mainly consisted of staff salaries, depreciation expenses, research and development expenses, legal and professional fees, other taxes and promotion and advertising expenses. The decrease of US$74,000 or 7% in general and administrative expenses was mainly due to the reclassification of certain expenses to cost of sales, and sales, marketing and distribution expenses in order to more accurately reflect its true nature.

Other Income, Net

Net other income was approximately US$110,000 and US$578,000 for the three (3) months ended September 30, 2010 and 2009, respectively. The decrease of US$468,000 or 81% was mainly due to the decrease in net sales of lead to electric plate suppliers.

Net Income from Operations before Interest and Tax Expenses

Net income from operations before interest and tax expense was approximately US$6,960,000 and US$6,065,000, for the three (3) months ended September 30, 2010 and 2009, respectively. The increase of US$895,000 or 15% was mainly attributable to the increase in sales volume and average selling price, thus resulting in an increase in the gross income for the three (3) months ended September 30, 2010.

Interest Expense, Net

 Net interest expense was approximately US$504,000 and US$378,000 for the three (3) months ended September 30, 2010 and 2009, respectively. Net interest expense increased by US$126,000 or 33% comparing with three (3) months ended September 30, 2009 due to the increase in average short-term bank loans for the three (3) months ended September 30, 2010, compared to the three (3) months ended September 30, 2009. The increase in average short-term bank loans was mainly due to the increasing demand of fund in response to the business expansion.

Net Income

Net income was US$5,442,000 and US$4,917,000 for the three (3) months ended September 30, 2010 and 2009, respectively. The increase in net income of US$525,000 or 11% was mainly caused by the continuing strong sales of our battery products.

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

 The following table sets forth the summary of our cash flows, in dollar, for the periods indicated:

	Six (6) Months Ended September 30 (Unaudited)
	2010	2009
Net cash provided by operating activities	$12,124,000	$3,696,000
Net cash used in investing activities	$(4,125,000)	$(11,918,000)
Net cash (used in) provided by financing activities	$(5,508,000)	$13,163,000
Net increase in cash and cash equivalents	$2,491,000	$4,941,000
Effect of exchange rate changes on cash	$102,000	$(143,000)
Cash and cash equivalents at beginning of period	$6,019,000	$2,620,000
Cash and cash equivalents at end of period	$8,612,000	$7,418,000

Operating Activities

Net cash provided by operating activities was approximately US$12,124,000 for the six (6) months ended September 30, 2010, as compared to net cash provided by operating activities of approximately US$3,696,000 for the six (6) month ended September 30, 2009. This increase of US$8,428,000 was mainly due to the combined result of decrease in inventories, prepayments and other financial assets offset by the increase in trade receivables as well as lowering the magnitude of increase in notes payable.

Investing Activities

Net cash used in investing activities were approximately US$4,125,000 for the six (6) months ended September 30, 2010, as compared to approximately US$11,918,000 for the six (6) months ended September 30, 2009. The decrease of US$7,793,000 was mainly due to the decrease in restricted bank balance following the new issuance of notes payable was mainly secured by corporate and personal guarantee provided by related parties during the period.

Financing Activities

Net cash used in financing activities was approximately US$5,508,000 for the six (6) month ended September 30, 2010, as compared to net cash provided by financing activities of approximately US$13,163,000 for the six (6) month ended September 30, 2009. The decrease was mainly due to the fact that the bank borrowings and loans at the beginning of the year 2010 could meet the Company’s operation demands, which resulted in the decrease in the net cash provided by financing activities for the six (6) months ended September 30, 2010.

Working Capital

Our working capital increased by approximately US$6,633,000 to approximately US$23,394,000 as of September 30, 2010, as compared to the working capital of approximately US$16,761,000 as of March 31,2010.  This increase is mainly attributed by our strong sales during the period.

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

Critical Accounting Policies, Estimates and Assumptions

For the three (3) and six (6) month periods ended September 30, 2010, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

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

Country Risk

Substantially all of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	September 30, 2010		March 31, 2010
Short-term bank borrowings	US$	41,336,000	US$	46,141,000
Notes payable (within (1) year)	US$	41,038,000	US$	35,504,000
Total	US$	82,374,000	US$	81,645,000

Purchase Obligations (US$)	September 30, 2010		March 31, 2010
Construction Projects and Purchase of Land and Machineries	US$	160,187,000	US$	84,000
Total	US$	160,187,000	US$	84,000

Operating Lease Obligations (US$)	September 30, 2010		March 31, 2010
Within one (1) year	US$	625,000	US$	599,000
1-3 years	US$	1,307,000	US$	1,291,000
3-5 years	US$	304,000	US$	604,000
Over five (5) years	US$	0	US$	0
Total	US$	2,236,000	US$	2,494,000

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

 Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2010, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2010, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc. (n/k/a Chisen Electric Corporation)	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Association of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Included by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.17
Compensation Agreement of Corporate Relocation Acquisition, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.18
Investment Agreement, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang
Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.19
Supplemental Agreement, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang

Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.
10.20
Xuyi Economic Development Zone Project Investment Contract, dated September 6, 2010, by and between Chisen Electric Jiangsu Co., Ltd. and Jiangsu Xuyi Economic Development Zone Administrative Committee
Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2010.

10.21
Xuyi Economic Development Zone Project Investment Contract Supplemental Agreement, dated September 6 2010, by and between Chisen Electric Jiangsu Co., Ltd. and Jiangsu Xuyi Economic Development Zone Administrative Committee
Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2010.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

16.1	Letter to SEC from Pritchett, Siler & Hardy, P.C.	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Included by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2010	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: November 12, 2010	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer