Form 10-Q
period 2010-12-31
Chisen Electric Corp
filed 2011-02-11
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes  ☐      No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 13, 2011, the registrant had 50,000,000 shares of common stock, par value US$0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31

ITEM 4. CONTROLS AND PROCEDURES	32

PART II OTHER INFORMATION	33

ITEM 1. LEGAL PROCEEDINGS	33

ITEM 1A. RISK FACTORS	33

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	33

ITEM 5. OTHER INFORMATION	33

ITEM 6. EXHIBITS	33

SIGNATURES	39

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

  PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	2 – 3

Unaudited Condensed Consolidated Balance Sheets	4 – 5

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	6

Unaudited Condensed Consolidated Statements of Cash Flows	7 – 8

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	9 – 21

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the nine months ended December 31, 2010 and 2009

		Three months ended December 31		Nine months ended December 31
		2010	2009	2010	2009
	Note	US$’000	US$’000	US$’000	US$’000
			(As restated)		(As restated)
Operating revenues:
Net sales to third parties		67,670	47,237	194,712	127,104

Cost of sales		(59,200)	(41,398)	(170,460)	(107,764)

Gross income		8,470	5,839	24,252	19,340

Operating expenses:
Sales, marketing and distribution		(2,560)	(2,677)	(8,111)	(6,630)
General and administrative		(987)	(702)	(2,628)	(2,236)

Operating income		4,923	2,460	13,513	10,474

Other income, net		276	464	889	1,189
Loss on disposal of scrap inventories		(2,307)	-	(2,307)	-
Interest income		117	-	315	56
Interest expense		(940)	(399)	(2,231)	(1,147)

Income before income taxes		2,069	2,525	10,179	10,572

Income taxes expense	4	(1,260)	(314)	(2,421)	(1,439)

Income before extraordinary item		809	2,211	7,758	9,133

Extraordinary item (less applicable income taxes of US$0)	20	1,738	-	1,738	-

Net income attributable to CIEC common stockholders		2,547	2,211	9,496	9,133

Other comprehensive income
Foreign currency translation adjustment		561	-	1,115	24

Comprehensive income		3,108	2,211	10,611	9,157

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the nine months ended December 31, 2010 and 2009

		Three months ended December 31		Nine months ended December 31
		2010	2009	2010	2009
		US$’000	US$’000	US$’000	US$’000
			(As restated)		(As restated)
		Shares	Shares	Shares	Shares

Earnings per share	3
Weight average number of common stock outstanding
- basic and diluted		50,000,000	50,000,000	50,000,000	50,000,000

		US$	US$	US$	US$

Net income per share of common stock outstanding before extraordinary item
- basic and diluted		0.02	0.04	0.16	0.18

Net income per share of common stock outstanding after extraordinary item
- basic and diluted		0.05	0.04	0.19	0.18

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2010 and March 31, 2010

		As of December 31,	As of March 31,
		2010	2010
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		6,237	6,019
Restricted bank balances	5	26,468	21,420
Other financial assets	6	5,950	7,438
Trade receivables, net		69,811	50,440
Other receivables		8,791	800
Prepayments		7,120	4,933
Due from a related party	14(b)	4	8
Inventories	7	26,502	30,038
Assets classified as held for sale	19(a)	2,558	-

Total current assets		153,441	121,096

Available-for-sale financial assets	8	2,735	882
Long-term land lease prepayments, net		150	749
Property, plant and equipment, net	9	10,945	10,474
Deposit for acquisition of land and buildings		798	-

Total assets		168,069	133,201

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2010 and March 31, 2010

		As of December 31,	As of March 31
		2010	2010
	Note	US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables		15,118	14,923
Notes payable	10	49,155	35,504
Accrued expenses and other accrued liabilities		6,294	5,087
Due to related parties	14(b)	5,004	2,532
Income taxes payable		1,111	148
Short-term bank borrowings	11	50,969	46,141
Liabilities directly associated with assets classified as held for sale	19(b)	886	-

Total current liabilities		128,537	104,335

Government subsidies	12	106	139
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		566	599

Total liabilities		129,103	104,934

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each:
10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each:
100,000,000 shares authorized
50,000,000 shares issued and outstanding		50	50
Capital reserves		144	144
Statutory reserves		3,430	2,239
Accumulated other comprehensive income		2,169	1,054
Retained earnings		33,085	24,780

Total CIEC stockholders’ equity		38,878	28,267

Non-controlling interests		88	-

Total stockholders’ equity		38,966	28,267

Total liabilities and stockholders’ equity		168,069	133,201

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended December 31, 2010

	Common stock issued				Accumulated
	Number of shares	Amount	Capital reserves	Statutory reserves	other comprehensive income	Retained earnings	Total CIEC stockholders’ equity	Non- controlling interests	Total stockholders’ equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2010	50,000,000	50	144	2,239	1,054	24,780	28,267	-	28,267
Net income	-	-	-	-	-	9,496	9,496	-	9,496
Transfer to statutory reserves	-	-	-	1,191	-	(1,191)	-	-	-
Foreign currency translation adjustment	-	-	-	-	1,115	-	1,115	-	1,115
Capital contributed by non-controlling interests	-	-	-	-	-	-	-	88	88

Balance as of December 31, 2010	50,000,000	50	144	3,430	2,169	33,085	38,878	88	38,966

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended December 31, 2010 and 2009

	Nine months ended December 31,
	2010	2009
	US$’000	US$’000
Cash flows from operating activities
Net income	9,496	9,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	807	423
Written-off of property, plant and equipment	-	6
Loss on disposal of property, plant and equipment	18	-
Amortization of long-term land lease prepayments	12	13
Exchange differences	252	(17)
Provision for warranty costs	818	44
Government grant recognized	(36)	(36)
Changes in assets and liabilities:
Other financial assets	1,718	(2,488)
Trade receivables, net	(17,812)	(12,008)
Other receivables	(7,080)	393
Prepayment	(2,034)	(6,771)
Due from a related party	4	474
Inventories	4,465	(9,719)
Trade payables	(266)	7,144
Notes payable	12,553	16,849
Accrued expenses and other accrued liabilities	686	448
Due to related parties	2,393	(309)
Income taxes payable	958	50

Net cash provided by operating activities	6,952	3,630

Cash flows from investing activities
Purchase of property, plant and equipment	(3,396)	(4,689)
Proceeds on disposal of property, plant and equipment	1	-
Addition of long-term land lease prepayments	-	(179)
Investment in restricted bank balances, net	(4,386)	(9,507)
Deposit paid for acquisition of land and buildings	(798)	-
Acquisition of available-for-sale financial assets	(1,826)	-

Net cash used in investing activities	(10,405)	(14,375)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended December 31, 2010 and 2009

	Nine months ended December 31,
	2010	2009
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	14,368	25,303
Repayment of short-term bank loans	(10,209)	(13,163)
Proceeds from bills financing	3,025	-
Repayment of bills financing	(3,781)	-
Capital contributed by non-controlling interests	88	-

Net cash provided by financing activities	3,491	12,140

Net increase in cash and cash equivalents	38	1,395

Cash and cash equivalents, beginning of period	6,019	2,620

Effect on exchange rate changes	180	22

Cash and cash equivalents, end of period	6,237	4,037

Supplemental disclosure of cash flow information
Interest received	315	56
Interest paid	2,186	1,085
Tax paid	1,458	1,389

Non-cash investing activities
Deferred compensation income for factory relocation (Note (19(b))	886	-

Compensation income for cessation of production activities for relocation (note 20)	1,738	-

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

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

Details of Chisen Electric’s subsidiaries as of December 31, 2010 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Changxing Chisen Battery Co., Limited * (Currently known as Zhejiang Chisen Electric Co., Limited) (“Changxing Chisen”)	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead-acid battery products

Chisen Technology Holdings Corporation (“Chisen Technology”)	Nevada, United States May 18, 2009	100%	Inactive

Chisen Electric Jiangsu Co., Limited * (“Chisen Jiangsu”)	Jiangsu, PRC August 23, 2010	98%	Inactive

*	These are direct translation of the name in Chinese for identification purpose only and are not the official name in English.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

2.	PREPRATION OF INTERIM FINANCIAL STATEMENTS

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of December 31, 2010 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2010 and for all periods presented. Information as of March 31, 2010 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 28, 2010 for the year ended March 31, 2010. The results of operations for the three months and nine months ended December 31, 2010 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2011.

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

Recent accounting pronouncements

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for both the three months and nine months ended December 31, 2010 and 2009.

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 10% withholding tax. No deferred tax expenses on undistributed profits were charged to the statement of operations for both the three months and nine months ended December 31, 2010 and 2009.

(a)	Income tax expenses are comprised of the following:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:
Corporate income tax	322	314	1,483	1,439
Withholding tax on dividends declared by the PRC foreign investment enterprise	938	-	938	-

	1,260	314	2,421	1,439

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

4.	INCOME TAXES (CONTINUED)

(a)	(Continued)

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

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of December 31, 2010 and March 31, 2010, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its unaudited condensed consolidated financial statements.

As of December 31, 2010 and March 31, 2010, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the nine months ended December 31, 2010 and 2009, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2009: 25%) is as follows:

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	517	631	2,545	2,643
Effect on tax incentives / holiday	(259)	(328)	(1,273)	(1,420)
Withholding tax	938	-	938	-
Non-deductible items	-	25	(34)	197
Non-taxable income	-	-	-	-
Others	64	(14)	245	19

Income tax expenses	1,260	314	2,421	1,439

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

4.	INCOME TAXES (CONTINUED)

(c)	Components of net deferred tax liabilities were as follows:

	As of December 31,	As of March 31,
	2010	2010
	US$’000	US$’000

Withholding tax on undistributed earnings of a PRC subsidiary	460	460

5.	RESTRICTED BANK BALANCES

Restricted bank balances as of December 31, 2010 and March 31, 2010 represented time deposits with original maturity due within six months. As of December 31, 2010 and March 31, 2010, all restricted bank balances were pledged for the issue of notes payable as disclosed in Note 10 below.

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of trade receivable balances. As of December 31, 2010 and March 31, 2010, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

7.	INVENTORIES

Inventories consisted of the following:
	As of December 31,	As of March 31,
	2010	2010
	US$’000	US$’000

Raw materials	2,602	7,186
Work-in-progress and semi-finished goods	13,873	13,482
Finished goods	10,027	9,370

	26,502	30,038

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of December 31, 2010 and March 31, 2010 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of December 31,	As of March 31,
	2010	2010
	US$’000	US$’000

Buildings	2,974	5,468
Construction in progress	1,370	-
Leasehold improvements	886	495
Plant and machinery	5,038	4,071
Motor vehicles	1,004	974
Furniture, fixtures and office equipment	1,747	1,419

	13,019	12,427

Accumulated depreciation	(2,074)	(1,953)

	10,945	10,474

Depreciation expenses were approximately US$267,000 and US$153,000 for the three months ended December 31, 2010 and 2009, respectively, and US$807,000 and US$423,000 for the nine months ended December 31, 2010 and 2009, respectively.

The Company has pledged certain buildings as collaterals against general banking facilities granted to the Company, details of which are disclosed in Note 11.

10.	NOTES PAYABLE

Notes payable were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purpose of raw materials for production exclusively. The Company has to repay the notes within nine months from date of issuance and service fees would be charged by banks for the issuance for the notes. The notes payable were collateralized by restricted bank balances as set out in Note 5 and certain land lease prepayments and buildings as set out in Note 11(i) below.

In addition, various parties have issued guarantee against these notes payable as follows:

	As of December 31,	As of March 31,
	2010	2010
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	22,309	14,377
Corporate guarantees issued by third parties	3,403	1,467

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

11.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of December 31,	As of March 31,
	Note	2010	2010
		US$’000	US$’000

Short-term bank loans	(i)	47,944	42,473
Bills financing	(ii)	3,025	3,668

		50,969	46,141

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans and the notes payables as set out in Note 10 are collateralized by assets of the Company with carrying values as follows:

	As of December 31,	As of March 31,
	2010	2010
	US$’000	US$’000

Land lease prepayments	-	598
Buildings	-	2,018
Land lease prepayments classified as held for sale	609	-
Buildings classified as held for sale	1,949	-

	2,558	2,616

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of December 31,	As of March 31,
	2010	2009
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	24,350	30,589
Corporate guarantees issued by third parties	5,294	1,467
Corporate and personal guarantees issued jointly by related parties and a third party (Note 14(d))	9,075	8,802

The weighted average annual interest rates of the short-term bank loans were 5.45% and 5.40% as of December 31, 2010 and March 31, 2010 respectively.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

11.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(ii)	Bills financing

Bills financing represents amounts due to various banks which are repayable within nine months from the date of issue. At December 31, 2010, the bills are guaranteed by certain related parties to the extent of US$3,025,000.

The weighted average annual interest rates of the bills financing were 3.00% and 3.96% as of December 31, 2010 and March 31, 2010, respectively.

12.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$12,000 and US$12,000 was credited to the statement of operations for the three months ended December 31, 2010 and 2009, respectively, and US$36,000 and US$36,000 were credited to the statement of operations for the nine months ended December 31, 2010 and 2009 respectively.

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

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

14.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric
Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng
Mr. Xu Keyong	A close family member of Mr. Xu Kecheng
Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng
Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng
Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng
Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng
Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”)	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translation of the name in Chinese for identification purpose only and are not the official names in English.

(b)	Summary of balances with related parties:

	As of December 31,	As of March 31,
	2010	2010
	US$’000	US$’000
Due from a related party:
Ms. Zhou Fang Qin	4	8

Due to related parties:
Mr. Xu Keyong	26	25
Chisen Glass	1,380	110
Ruilang Electronic	3,294	2,102
Ai Ge Organism	301	292
Nuo Wan Te Ke	3	3

	5,004	2,532

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

Name of related party	Nature of transactions	Three months ended December 31		Nine months ended December 31
		2010	2009	2010	2009
		US$’000	US$’000	US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	2,609	-	6,743	-
	Deposit paid for acquisition of land and building	-	2,925	-	2,925

Chisen Glass	Purchase of raw materials	988	-	2,408	-
(d)	Other arrangements:
˙	As of December 31, 2010, Chisen Glass provided guarantees, in aggregate, amounting to US$6,050,000 and US$6,428,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙	As of December 31, 2010, US$5,747,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic and guaranteed by Mr. Xu Kecheng and Ms. Zhou Fang Qin.

˙	As of December 31, 2010, Xinguangyuan, Mr. Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$9,075,000 to secure the short-term bank loans of the Company.

˙
As of December 31, 2010, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$9,074,000, US$6,050,000 and US$3,025,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

˙
As of December 31, 2010, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$3,479,000 and US$6,050,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙	As of December 31, 2010, Xinguangyuan provided guarantees, in aggregate, amounting to US$3,781,000 to secure the notes payable of the Company.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2010 and March 31, 2010:

	As of December 31,	As of March 31,
	2010	2010
	US$’000	US$’000

Within one year	641	599
One to two years	673	630
Two to three years	610	661
Three to four years	183	489
Four to five years	4	115

Total	2,111	2,494

(b)	Capital commitments

As of December 31, 2010 and March 31, 2010, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$161,088,000 and US$84,000 respectively.

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

	Three months ended December 31		Nine months ended December 31
	2010	2009	2010	2009
	US$’000	US$’000	US$’000	US$’000

Beginning balance	469	192	226	121
Exchange realignment	1	-	6	1
Accrual for warranties issued during the period	282	46	836	151
Settlement made during the period	(431)	(42)	(747)	(77)

Closing balance	321	196	321	196

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

17.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$235,000 and US$66,000 for the three months ended December 31, 2010 and 2009 respectively, and US$650,000 and US$305,000 for the nine months ended December 31, 2010 and 2009 respectively.

18.	SEGMENTAL INFORMATION

During the nine months ended December 31, 2010 and 2009, all revenue of the Company represented income from sales of sealed lead-acid battery and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

19.	ASSETS CLASSIFIED AS HELD FOR SALE

		As of December 31,	As of March 31,
		2010	2010
	Note	US$’000	US$’000

Long-term land lease prepayments		609	-
Buildings		1,949	-

	(a)	2,558	-

Liabilities directly associated with assets classified as held for sale	(b)	886	-

(a)
On August 20, 2010, the Company’s wholly owned subsidiary, Changxing Chisen, entered into an investment agreement with the Administrative Committee of Changxing Economic Development Zone (“ACC”). Changxing Chisen agreed to relocate its business and production plant to a new location within one year from the date of the investment agreement. As a result, ACC will buy back the long-term land lease prepayments and buildings located in the existing plant of Jingyi Road, Changxing Economic Development Zone. All the related assets were reclassified at their carrying amounts from property, plant and equipment and long-term land lease prepayments to assets held for sale on the date of the investment agreement. As of December 31, 2010, the carrying amounts of the assets exceeded their fair values less cost to sell.

(b)	As of December 31, 2010 and March 31, 2010, the Company had deferred compensation income from ACC of approximately US$886,000 (equivalent to 5% of total compensation) and US$Nil respectively.

Chisen Electric Corporation

Notes to an Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2010 and 2009

20.	EXTRAORDINARY ITEM

On December 12, 2010, Changxing Chisen ceased its production activities in the plant at Jingyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered by Changxing Chisen and ACC, ACC shall compensate the loss, amounting to RMB11,748,000 (US$1,738,000), when Changxing Chisen ceased its production and ready for relocation. For the period ended December 31, 2010, the Company recorded an extraordinary gain of US$1,738,000 in the consolidated statements of operations and other comprehensive income.

21.	RESTATEMENT OF FINANCIAL STATEMENTS

Certain comparative figures in the 2009 consolidated statement of operations and other comprehensive income have been restated by the Company to conform to the current period’s presentation of financial statements. The table below shows the effect of restatements:

	Three months ended December 31, 2009
	As previously reported	As restated
	US$’000	US$’000

Cost of sales	41,337	41,398
Gross income	5,900	5,839
General and administrative	763	702

	Nine months ended December 31, 2009
	As previously reported	As restated
	US$’000	US$’000

Cost of sales	107,150	107,764
Gross income	19,954	19,340
General and administrative	2,850	2,236

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The following discussion of our financial condition and results of operations of Chisen Electric Corporation and its subsidiaries should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

As used in this report, unless otherwise indicated, the terms “we,” “our,” “us,” the “Registrant” and “Chisen” refer to Chisen Electric Corporation, a Nevada corporation. We conduct our business through our subsidiaries, which include our wholly-owned subsidiary, Fast More Limited, a Hong Kong investment holding company, its 100% owned and chief operating subsidiary, Zhejiang Chisen Electric Co., Ltd. a wholly foreign owned entity ("WFOE") organized under the laws of the PRC (f/k/a Changxing Chisen Electric Co., Ltd. and hereinafter referred to as “CCEC” or "Changxing Chisen") and CCEC’s subsidiary, Chisen Electric Jiangsu Co., Ltd. (collectively, the “Company”).

This report contains forward-looking statements.  The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements.  These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow.  Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, the current economic downturn adversely affecting demand for the our products; our reliance on our major customers for a large portion of our net sales; our ability to develop and market new products; our ability to raise additional capital to fund our operations; our ability to accurately forecast amounts of supplies needed to meet customer demand; market acceptance of our products; exposure to product liability and defect claims; fluctuations in the availability of raw materials and components needed for our products; protection of our intellectual property rights; changes in the laws of the PRC that affect our operations; inflation and fluctuations in foreign currency rates and various other matters, many of which are beyond our control.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Company Overview

We are one of the leading producers of sealed lead-acid motive batteries, also known as valve regulated lead-acid motive batteries, in China's personal transportation device market by ranking as one of the top three manufacturers in China in terms of production. Our motive battery products, sold under our own brand name “Chisen”, are predominantly used in electric bicycles and are distributed and sold in China.  Among all types of batteries for electric bicycles, the lead-acid motive battery is the preferred choice of electric bicycle manufacturers in China, accounting for 95% of the market share because of its cost efficiency. Currently, we manufacture over 14,480,000 sealed lead-acid motive batteries each year, have more than 2,500 employees and are one of China's largest manufacturers of sealed lead-acid motive batteries for electric-powered bicycles (LABEBs).  For each of our fiscal years ended March 31, 2010 and 2009, sales revenues were US$177,192,000 and US$109,020,000, respectively, and our net income during the same periods amounted to US$9,500,000 and US$8,880,000, respectively.  For the nine months ended December 31, 2010, our sales revenue and net income were US$194,712,000 and US$ 9,496,000, respectively.

    We strive to create an international first-class brand and become the one of the leaders in providing “green” energy in the global electric bicycle marketplace.  Through our continuous researching and developing of new chemical energy technologies, we intend to provide energy-saving and highly-effective energy solutions to our customers for improving the quality of life while maintaining a sustainable ecological environment.  Our goal is to become the largest battery developer and producer with a first-class sales and service network in China.  With one of the leading positions in the LABEB battery product market in China, our expansion plans in Changxing County (Zhejiang Province) and Jiangsu Province, our product research and development capability and our cooperative partnerships with clients, we believe that we are well positioned to capture additional business opportunities in China's personal transportation device markets. In light of the prevailing economic trends for developing alternative transportation devices that reduce the reliance on oil and produce lesser emissions, we plan to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix will be expanded to include valve regulated lead-acid back-up batteries, the lithium-ion battery, lead-acid power storage batteries dedicated for solar and wind power and lead-acid motive batteries for electric cars.

Results of Operations for the Nine Months Ended December 31, 2010 as Compared with the Nine Months Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Nine Months Ended December 31 (Unaudited)
	2010	2009	2010	2009
	US$ ’000	US $ ’000
Revenues	$194,712	$127,104	100%	100%
Cost of sales	$170,460	$107,764	87.54%	84.78%
Gross profit	$24,252	$19,340	12.46%	15.22%
Sales, marketing and distribution expenses	$8,111	$6,630	4.17%	5.22%
General and administrative expenses	$2,628	$2,236	1.35%	1.76%
Operating income	$13,513	$10,474	6.94%	8.24%
Other income, net	$889	$1,189	0.46%	0.94%
Loss on disposal of scrap inventories	$2,307	$-	1.18%	-%
Interest income	$315	$56	0.16%	0.04%
Incomes before interest and income tax expenses	$12,410	$11,719	6.37%	9.22%
Interest expense	$2,231	$1,147	1.15%	0.9%
Income before income tax expenses	$10,179	$10,572	5.23%	8.32%
Income tax expenses	$2,421	$1,439	1.24%	1.13%
Income before extraordinary item	$7,758	$9,133	3.98%	7.19%
Extraordinary item	$1,738	$-	0.89%	-%
Net income	$9,496	$9,133	4.88%	7.19%
Other comprehensive income	$1,115	$24	0.57%	0.02%
Comprehensive income	$10,611	$9,157	5.45%	7.20%

Revenues

During the nine months ended December 31, 2010, we kept strong growth in our sales. We expanded our customer base and enhanced our relationships with existing customers. Revenues for the nine months ended December 31, 2010 and 2009 were US$194,712,000 and US$127,104,000, respectively. The increase in revenues of US$67,608,000, or 53%, was mainly attributable to the continuing strong sales of our battery products to existing and new customers, which resulted in an increase in sales volume of 36% to 14,442,000 battery units for the nine months ended December 31, 2010 compared with 10,600,000 battery units for the nine months ended December 31, 2009.

Strong sales were mainly attributable to the continued growth in the electric bicycle market in the PRC, together with the launch of promotion activities which resulted in a positive effect on sales.  Sales to one of our existing major electric bicycle manufacturing customers increased by 90% for the current period comparing with the same period in 2009. The Company also entered into agreements with 108 new distributors during the nine months ended December 31, 2010, which directly increased our total sales to the distributors by 22%.

The increase of revenues was also caused by an average increase of 9% in our battery unit selling price in response to the increase in the average costs of our major raw materials.

Cost of Sales

Cost of sales for the nine months ended December 31, 2010 and 2009 was US$170,460,000 and US$107,764,000, respectively. The increase in cost of goods sold of US$62,696,000, or 58%, was mainly attributable to the increase in sales volume of 36%, as well as the increase in average purchase price of our major raw material, lead, by US$294 per ton, or 14%, for the nine months ended December 31, 2010 comparing with the same period in 2009.

Gross Profit

Gross profit for the nine months ended December 31, 2010 and 2009 was US$24,252,000 and US$19,340,000, respectively. The increase in gross profit of US$4,912,000, or 25%, was mainly attributable to the increase in revenues of US$67,608,000 compared to the same period in 2009.

Compared with the corresponding period in 2009, the decrease in gross profit margin by 3% was mainly attributable to the increase in cost rate.  The average purchase price of our major raw materials for the nine months ended December 31, 2010 increased by US$294 per ton, or 14%, however the average selling price of our battery units only increased by 9% in order to maintain our competitiveness in the market as compared to the corresponding period in 2009.

Sales, Marketing and Distribution Expenses

Sales, marketing and distribution expenses were US$8,111,000 and US$6,630,000 for the nine months ended December 31, 2010 and 2009, respectively.  The increase of US$1,481,000, or 22%, was mainly driven by the growth of sales volume, which caused the increase in transportation expenses, after-sale related expenses and provision for warranty cost by US$1,267,000, US$295,000 and US$665,000, respectively, offset by the decrease of sales commissions of US$1,057,000.

General and Administrative Expenses

General and administrative expenses were US$2,628,000 and US$2,236,000 for the nine months ended December 31, 2010 and 2009, respectively and mainly consisted of staff salaries, staff welfare, social security contributions, depreciation expenses, research and development expenses, legal and professional fees, other taxes and advertising expenses. The increase of general and administrative expenses increased by US$392,000, or 18%, was mainly attributable to the increase of research and development expenses of US$449,000 for the development of new products.

Depreciation and Amortization

Depreciation expense was approximately US$807,000 and US$423,000 for the nine months ended December 31, 2010 and 2009, respectively. The increase in depreciation expense of US$384,000, or 91%, was mainly attributable to our acquisition of new machinery, equipment and dormitories during the twelve month period from January 1, 2010 to December 31, 2010 which had been made in connection with our business expansion efforts. During the current period, our factory relocation caused a portion of property, plant and equipment transfer to assets held for sale, which also partly offset the depreciation expense.

Other Income, Net

Net other income was US$889,000 and US$1,189,000 for the nine months ended December 31, 2010 and 2009, respectively. The decrease of US$300,000, or 25%, was mainly attributable to the decrease in net sales of lead to electric plate suppliers by US$550,000, offset by the addition of dividend income from available-for-sale financial assets of US$133,000 and an increase in government subsidy of US$136,000.

Loss on Disposal of Scrap Inventories

The loss on disposal of scrap inventories for the nine months ended December 31, 2010 and 2009 were US$2,307,000 and US$0, respectively. The disposal of scrap inventories was attributable to the write-off of damaged batteries which were caused by our relocation. Prior to relocation, CCEC arranged for a specific area in Plant B at our Jing'er Road facility for the storage of machinery and equipment which will be relocated from Plant A at our Jingyi Road facility. In the process, CCEC tidied up the warehouse by stacking the batteries. However, due to the weight of the batteries, the top layer of batteries damaged the bottom layer of batteries. Management engaged a qualified entity to handle the scrap inventories immediately in order to avoid any leakages of battery acid  and to avoid any negative effects on the environment. Therefore, the scrap inventories were written off accordingly.

Income before Interest and Income Tax Expenses

Income before interest and income tax expense was US$12,410,000 and US$11,719,000, for the nine months ended December 31, 2010 and 2009, respectively. The increase of US$691,000, or 6%, was mainly attributable to the increase in gross profits of US$4,912,000, offset by the increase in loss on disposal of scrap inventories of US$2,307,000 and the increase in sales, marketing and distribution expenses of US$1,481,000 for the nine months ended December 31, 2010.

Interest Expense, Net

Net interest expense was US$1,916,000 and US$1,091,000 for the nine months ended December 31, 2010 and 2009, respectively. The increase of interest expense by US$825,000, or 76%, was mainly attributable to the increase of average short-term bank loans compared to the corresponding period in 2009. We sought an increase in average short-term bank loans to cope with the increasing demand for funds in connection with our business expansion.

Income Tax Expenses

         Income tax expenses was US$2,421,000 and US$1,439,000 for the nine months ended December 31, 2010 and 2009, respectively. Such expenses increased by US$982,000, or 68%, as compared to the corresponding period of 2009. According to the investment agreement entered into with the Administrative Committee of Changxing Economic Development Zone, CCEC shall invest US$44,116,000 for the development at Jingsi Road. Pursuant to the regulation in PRC regarding the ratio of investment amount and registered capital of wholly foreign owned enterprises, CCEC must  increase its registered capital from RMB50,000,000 (US$7,273,000) to RMB120,000,000 (US$17,803,000). During the period ended December 31, 2010, CCEC distributed a dividend of US$10,530,000 internally, which has been reinvested into CCEC’s registered capital. Pursuant to the PRC’s tax law, dividends distributed by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong on the profit generated after January 1, 2008  are subject to a 10% withholding tax. The relevant withholding tax was US$938,000 for the nine months ended December 31, 2010.

Income Before Extraordinary Item

Income before extraordinary items was US$7,758,000 and US$9,133,000 for the nine months ended December 31, 2010, and 2009, respectively. The decrease of  US$1,375,000, or 15%, as compared to the corresponding period of 2009 was mainly attributable to the increase in gross profits of US$4,912,000, offset by increase in sales, marketing and distribution expense, loss on disposal of scrap inventories, interest expenses and income tax expenses of US$6,251,000, in the aggregate.

Extraordinary Item

Pursuant to the Compensation Agreement of Corporate Relocation and Acquisition with the Administrative Committee of Changxing Economic Development Zone, the Administrative Committee is obligated to compensate CCEC for the value of losses with respect to the suspension of its operations for two months at RMB11,748,000 (US$1,738,000) in connection with CCEC’s relocation from our facilities at Jingyi Road.  On December 12, 2010, CCEC ceased its production activities of Plant A in Jingyi Road and we recorded an extraordinary gain of US$1,738,000 in the consolidated statements of operations and other comprehensive income for the period ended December 31, 2010.

Net Income

Net income was US$9,496,000 and US$9,133,000 for the nine months ended December 31, 2010 and 2009, respectively. Our net income increased by US$363,000, or 4%, and such increase was mainly attributable to the increase in sales and extraordinary income arising from compensation of CCEC’s suspension of operations, which outweighed the unfavorable impact on the increase of cost rate per unit of sales, the increase in sales, marketing and distribution expense and the loss on disposal of scrap inventories.

Results of Operations for the Three Months Ended December 31, 2010 as Compared with the Three Months Ended December 31, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Three Months Ended December 31 (Unaudited)
	2010	2009	2010	2009
	US $ ’000	US$ ’000
Revenues	$67,670	$47,237	100%	100%
Cost of sales	$59,200	$41,398	87.48%	87.64%
Gross profit	$8,470	$5,839	12.52%	12.36%
Sales, marketing and distribution expenses	$2,560	$2,677	3.78%	5.67%
General and administrative expenses	$987	$702	1.46%	1.49%
Operating income	$4,923	$2,460	7.28%	5.21%
Other income, net	$276	$464	0.41%	0.98%
Loss on disposal of scrap inventories	$2,307	$-	3.41%	-%
Interest income	$117	$-	0.17%	-%
Income before interest and income tax expenses	$3,009	$2,924	4.45%	6.19%
Interest expense	$940	$399	1.39%	0.84%
Income before income tax expenses	$2,069	$2,525	3.06%	5.35%
Income tax expenses	$1,260	$314	1.86%	0.66%
Income before extraordinary item	$809	$2,211	1.2%	4.68%
Extraordinary item	$1,738	$-	2.57%	-%
Net income	$2,547	$2,211	3.76%	4.68%
Other comprehensive income	$561	$-	0.83%	-%
Comprehensive income	$3,108	$2,211	4.59%	4.68%

Revenues

During the three months ended December 31, 2010, we kept strong growth in our sales. The Company successfully expanded the customer base and also enhanced our existing customers’ relationship. Revenues for the three months ended December 31, 2010 and 2009 were US$67,670,000 and US$47,237,000, respectively. The increase in revenues of US$20,433,000, or 43%, was mainly attributable to the continuing strong sales of our battery products to existing and new customers, which resulted in an increase in sales volume of 25% to 4,755,000 battery units for the three months ended December 31, 2010 compared with 3,791,000 battery units for the three months ended December 31, 2009.

Strong sales were mainly attributable to the continued growth in the electric bicycle market in the PRC, together with the launch of promotion activities which resulted in a positive effect on sales.  Sales to one of our existing major electric bicycle manufacturing customers increased by 34% for the current period comparing with the same period in 2009. The Company also entered into agreements with 11 new distributors during the three months ended December 31, 2010, which directly increased our total sales to the distributors by 10%.

The increase of revenues was also caused by an average increase of 11% in our battery unit selling price in response to the increase in the average costs of our major raw materials.

Cost of Sales

Cost of sales for the three months ended December 31, 2010 and 2009 was US$59,200,000 and US$41,398,000, respectively. The increase in cost of sales of US$17,802,000, or 43%, was mainly attributable to the increase in sales volume of 25%, as well as an increase in the average purchase price of our major raw material, lead, by US$282 per ton, or 12%.

Gross Profit

Gross profit for the three months ended December 31, 2010 and 2009 was US$8,470,000 and US$5,839,000, respectively. The increase in gross profit of US$2,631,000, or 45%, for the current period was mainly attributable to the increase in sales volume comparing with the same period in 2009.

 Sales, Marketing and Distribution Expenses

Sales, marketing and distribution expenses were US$2,560,000 and US$2,677,000 for the three months ended December 31, 2010 and 2009, respectively, and mainly consisted of staff salaries, sales commission, transportation expenses, after-sale related expenses and provision for warranty cost. The decrease of US$117,000, or 4.4%, was mainly attributable to the adjustment of sales commission policies which decreased the sales commissions by US$637,000, offset by the increase in transportation expenses of US$357,000.

General and Administrative Expenses

General and administrative expenses were US$987,000 and US$702,000 for the three months ended December 31, 2010 and 2009, respectively, and mainly consisted of staff salaries, staff welfare, social security contributions, depreciation expenses, research and development expenses, legal and professional fees, other taxes and advertising expenses. The increase of general and administrative expenses of US$285,000, or 41%, was mainly attributable to an increase in research and development expenses of US$133,000.

Depreciation and Amortization

Depreciation expense was approximately US$267,000 and US$153,000 for the three months ended December 31, 2010 and 2009, respectively. The increase in depreciation expense was mainly attributable to our acquisition of new machinery, equipment and dormitories during the twelve month period from January 1, 2010 to December 31, 2010 which had been made in connection with our business expansion efforts. During the current period, our factory relocation caused a portion of property, plant and equipment transfer to assets held for disposal, which also partly offset the depreciation expense.

Other Income, Net

Net other income was US$276,000 and US$464,000 for the three months ended December 31, 2010 and 2009, respectively. The decrease of US$188,000, or 41%, was mainly attributable to the decrease of US$330,000 in net sales of lead to electric plate suppliers.

Loss on Disposal of Scrap Inventories

The loss on disposal of scrap inventories for the three months ended December 31, 2010 and 2009 were US$2,307,000 and US$0, respectively. The disposal of scrap inventories was attributable to the write-off of damaged batteries which were caused by our relocation. Prior to relocation, CCEC arranged for a specific area in Plant B at our Jing'er Road facility for the storage of machinery and equipment which will be relocated from Plant A at our Jingyi Road facility. In the process, CCEC tidied up the warehouse by stacking the batteries. However, due to the weight of the batteries, the top layer of batteries damaged the bottom layer of batteries. Management engaged a qualified entity to handle the scrap inventories immediately in order to avoid any leakages of battery acid  and to avoid any negative effects on the environment. Therefore, the scrap inventories were written off accordingly.

Income Before Interest and Income Tax Expenses

Income before interest and income tax expense was US$3,009,000 and US$2,924,000 for the three months ended December 31, 2010 and 2009, respectively. The increase of US$85,000, or 3%, was mainly attributable to  an increase in the gross income of US$2,631,000 for the three months ended December 31, 2010, offset by increase in loss on disposal of scrap inventories of US$2,307,000.

Interest Expense, Net

Net interest expense was US$823,000 and US$399,000 for the three months ended December 31, 2010 and 2009, respectively. The increase of interest expense by US$424,000, or 106%, was mainly attributable to the increase of average short-term bank loans compared to the same period in 2009.  We sought an increase in average short-term bank loans to cope with the increasing demand for funds in connection with our business expansion.

Income Tax Expenses

               Income tax expenses for the three months ended December 31, 2010 increased by US$946,000or 301%, as compared to the corresponding period of 2009. According to the investment agreement entered into with the Administrative Committee of Changxing Economic Development Zone, CCEC shall invest US$44,116,000 for the development at Jingsi Road. Pursuant to the regulation in PRC regarding the ratio of investment amount and registered capital of wholly foreign owned enterprises, CCEC must  increase its registered capital from RMB50,000,000 (US$7,273,000) to RMB120,000,000 (US$17,803,000). During the period ended December 31, 2010, CCEC distributed a dividend of US$10,530,000 internally, which has been reinvested into CCEC’s registered capital. Pursuant to the PRC’s tax law, dividends distributed by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong on the profit generated after January 1, 2008  are subject to a 10% withholding tax. The relevant withholding tax was US$938,000 for the three months ended December 31, 2010.

Income Before Extraordinary Item

Income before extraordinary items was US$809,000 and US$2,211,000 for the three months ended December 31, 2010 and 2009, respectively. The decreased of US$1,402,000, or 63%, as compared to the corresponding period of 2009 was mainly attributable to the increase of gross profits of US$2,631,000 offset by the increase in and the loss on disposal of scrap inventories, in interest expenses, and in income tax expenses of US$3,794,000, in the aggregate.

Extraordinary Item

Pursuant to the Compensation Agreement of Corporate Relocation Acquisition with the Administrative Committee of Changxing Economic Development Zone, the Administrative Committee is obligated to compensate CCEC for the value of losses with respect to the suspension of CCEC’s operations at RMB11,748,000 (US$1,738,000) in connection with CCEC’s relocation from our facilities at Jingyi Road.  On December 12, 2010, CCEC ceased its production activities of Plant A in Jingyi Road and we recorded an extraordinary gain of US$1,738,000 in the consolidated statements of operations and other comprehensive income for the period ended December 31, 2010.

Net Income

Net income was US$2,547,000 and US$2,211,000 for the three months ended December 31, 2010 and 2009, respectively. Our net income increased by US$336,000, or 15%, and such increase was mainly attributable to the increase in sales of our battery products and extraordinary income arising from compensation of  CCEC’s suspension of operations.
.
 Liquidity and Capital Resources

The Company generally finances its operations through profit generated from its operations and borrowings from banks.  As of December 31, 2010, the Company had short-term secured bank loans outstanding to satisfy its financing needs. Such bank loans carry interest rates ranging from 5.31% to 5.89% and mature within one year from the date the loans were granted, as follows:

		Amount as of December 31, 2010
Due Date	Interest Rate	US$	Status as of the date of this Report
Jan 12, 2011	5.31%	3,176,000	Paid off and has been renewed for same amount; due date is July 13,2011, interest rate is 4.02%
Jan 12, 2011	5.31%	3,025,000	Paid off and has been renewed for same amount, due date is July 13,2011, interest rate is 5.35%
Jan 12, 2011	5.84%	1,512,000	Paid off and has been renewed for same amount, due date is Jan 12, 2012, interest rate is 7.26%
Jan 19, 2011	5.84%	1,664,000	Paid off and has been renewed for same amount, due date is July 10,2011, interest rate is 5.35%
Jan 24, 2011	5.31%	18,149,000	Paid off and has been partly renewed for $9,075,000, due date is July 7,2011, interest rate is 5.35%
Feb 9, 2011	5.58%	1,512,000	Paid off
Feb 23, 2011	5.58%	1,513,000	Currently Outstanding
Mar 1, 2011	5.58%	1,513,000	Currently Outstanding
Mar 7, 2011	5.58%	3,025,000	Currently Outstanding
Mar 11, 2011	5.58%	1,512,000	Currently Outstanding
Apr 1, 2011	5.89%	681,000	Currently Outstanding
Apr 1, 2011	5.89%	2,798,000	Currently Outstanding
May16, 2011	5.54%	3,025,000	Currently Outstanding
July 27, 2011	5.56%	1,512,000	Currently Outstanding
Oct 8, 2011	5.89%	2,571,000	Currently Outstanding
Nov 2,2011	5.84%	3,781,000	Currently Outstanding
	Total:	50,969,000

Such bank loans are also secured by guarantees provided by related parties Mr. Xu Kecheng, Changxing Chisen Glass Company Limited, and Changxing Chisen Xinguangyuan Company Limited as of December 31, 2010.  As of December 31, 2010, the Company also had the following non-interest bearing credits granted by banks for the issuance of notes payable outstanding:

	Amount as of December 31, 2010
Due Date	US$	Status as of the date of this Report
Jan 14, 2011	1,891,000	Paid off and has been renewed for same amount, due date is July 21, 2011
Jan 14, 2011	1,891,000	Paid off and has been renewed for same amount, due date is July 21, 2011
Feb 3, 2011	3,025,000	Paid off and has been renewed for same amount, due date is July 24, 2011
Feb 23, 2011	756,000	Currently Outstanding
Feb 27, 2011	2,269,000	Currently Outstanding
Mar 9, 2011	2,269,000	Currently Outstanding
Mar 10, 2011	2,269,000	Currently Outstanding
Mar 27, 2011	4,537,000	Currently Outstanding
Apr 8, 2011	1,512,000	Currently Outstanding
Apr 9, 2011	4,537,000	Currently Outstanding
Apr 18, 2011	3,025,000	Currently Outstanding
Apr 21, 2011	3,781,000	Currently Outstanding
May 9, 2011	3,781,000	Currently Outstanding
May 10, 2011	4,537,000	Currently Outstanding
June 10, 2011	6,050,000	Currently Outstanding
June 15, 2011	3,025,000	Currently Outstanding
Total	49,155,000

As of the date of this report, we have not experienced any difficulty in raising funds by bank loans, including the renewal of existing short term loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.  However, we will need new sources of financing and additional capital in order to implement our current business strategy of expansion of our production facilities in Changxing County (Zhejiang Province) and in Jiangsu Province.  Although we currently have the aforementioned short term loans and notes payable at our disposal, many of such short term loans and notes payable expire in the next three months, and there is no assurance that we will obtain any new loans or notes payable, or that such short term loans and notes payable set forth above will be renewed or that the terms of any renewals of such short term loans or notes payable will be on terms that are as favorable as our current instruments.

There has been no impact of the relocation expenses on the Company’s liquidity. Since the Company’s original production capacity of lead acid batteries will not be affected, the Company can use its operating cash flow to fund its relocation project.

The following table sets forth the summary of our cash flows, in dollar, for the periods indicated:

	Nine Months Ended December 31 (Unaudited)
	2010	2009
	$’000	$’000
Net cash provided by operating activities	$6,952	$3,630
Net cash used in investing activities	$(10,405)	$(14,375)
Net cash provided by financing activities	$3,491	$12,140
Net increase in cash and cash equivalents	$38	$1,395
Effect of exchange rate changes on cash	$180	$22
Cash and cash equivalents at beginning of period	$6,019	$2,620
Cash and cash equivalents at end of period	$6,237	$4,037

Operating Activities

Net cash provided by operating activities was approximately US$6,952,000 for the nine months ended December 31, 2010, as compared to approximately US$3,630,000 for the nine months ended December 31, 2009. This increase of US$3,322,000, or 92%, was mainly attributable to the combined result of decrease in inventories, prepayments and other financial assets, offset by the increase in accounts receivable and other receivables.

Investing Activities

Net cash used in investing activities were approximately US$10,405,000 for the nine months ended December 31, 2010 as compared to approximately US$14,375,000 for the nine months ended December 31, 2009. The decrease of US$3,970,000, or 28%, was mainly attributable to the decrease in investment in restricted bank balance, offset by the increase in acquisition of available-for-sale financial assets.

Financing Activities

Net cash provided by financing activities was approximately US$3,491,000 for the nine months ended December 31, 2010, as compared to net cash used in financing activities of approximately US$12,140,000 for the nine months ended December 31, 2009. The decrease of US$8,649,000, or 71%, was mainly attributable to the fact that the amount of  bank borrowings and loans at the beginning of the year 2010 could meet the Company's operational demands, which resulted in the decrease in the net cash provided by financing activities for the nine months ended December 31, 2010.

 Working Capital

Our working capital on December 31, 2010 increased by approximately US$8,143,000 to approximately US$24,904,000, or 49%, as compared to working capital of approximately US$16,761,000 as of March 31, 2010. This increase was primarily attributable to the increase in our trade receivables, and other receivables of approximately US$27,361,000 in the aggregate, offset by the increase in our notes payables and short-term bank borrowings of approximately US$18,479,000 in the aggregate. The increase in trade receivables was the result of the increase of sales volume. The increase in other receivables was the result of the compensation on suspension of CCEC’s operations at Jingyi Road receivable from the government. The increase in short-term bank loans and notes payable was the result of our entering into new financing arrangements.

Contractual Obligations

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness	December 31, 2010	March 31, 2010
	US$’000	$’000
Short-term bank borrowings	$50,969	$46,141
Notes payable (within (1) year)	$49,155	$35,504
Total	$100,124	$81,645

Purchase Obligations	December 31, 2010	March 31, 2010
	$’000	$’000
Construction Projects and Purchase of Land and Machineries	$161,088	$84
Total	$161,088	$84

Operating Lease Obligations	December 31, 2010	March 31, 2010
	$’000	$’000
Within one (1) year	$641	$599
1-3 years	$1,283	$1,291
3-5 years	$183	$604
Over five (5) years	$4	$0
Total	$2,111	$2,494

Seasonality

Our business is not seasonal in nature.

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

Critical Accounting Policies, Estimates and Assumptions

For the three and nine month periods ended December 31, 2010, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates Risk

Our exposure to interest rate risk for changes in interest rates relates primarily to the interest-bearing bank loans and interest income generated by the bank deposits. We have not used any derivative financial instruments in our investment portfolio or for cash management purposes. Interest-earning instruments carry a degree of interest rate risk. We have not been exposed nor do we anticipate being exposed to material risks attributable to changes in interest rates. Nevertheless, our future interest expense or interest income may expect to be decreased attributable to changes in interest rates in the PRC.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

We currently do not have sufficient in-house expertise in U.S. GAAP reporting. Instead, we rely to a large extent on the expertise and knowledge of external consultants and advisors in U.S. GAAP conversion (from Chinese GAAP) and for the evaluation of our internal control over financial reporting.  These external consultants also assist us to a large extent in the preparation and review of our consolidated financial statements.  The services our external consultants perform include reviewing the Company’s reporting package to determine if (a) GAAP adjustments are appropriate and accurate and (b) the adjustments are adequate and consistently applied and, if necessary, our external consultants would propose additional adjustment entries during the review process prior to submission to the Company’s independent accountant.  Since most of our middle and top management staff are not educated and trained in the Western system, and we may continue to have difficulty hiring and retaining qualified employees in the PRC with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

Changes in Internal Control over Financial Reporting

            There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2010, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended December 31, 2010, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc. (n/k/a Chisen Electric Corporation)	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Association of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.8	Business Registration Certificate of Changxing Chisen Electric Co., Ltd. (English Translated Version and Mandarin Version)	Provided herewith

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008
10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Included by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. And Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

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

10.22	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on November 29, 2010

10.25	Sales Contract, dated August 31, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anqing Burui Power Supply Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on November 29, 2010

10.26	Contract, dated November 24, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anyang City Yubei Gold and Lead Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on November 29, 2010

10.27	Parts Acquisition Contract, dated January 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Xinri E-Vehicle Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on November 29, 2010

10.29	Contract, dated August 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Tianjin Aima Technology Company Limited (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on November 29, 2010

10.30	Supplementary Agreement of Changxing Chisen Electric Co., Ltd. Relocation Project (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.31
Contract of Guaranty of Maximum Amount, dated on our about February 10, 2010, by and between Agricultural Bank of China (Changxing County Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)
Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.32	Guarantee Contact, dated on or about April 2, 2010, by and between China Construction Bank Corporation (Longxing Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.33
Contract Guarantee of Maximum Amount, dated on or about April 14, 2009, by and between Shanghai Pudong Development Bank (Huzhou Branch) and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (English Translated and Mandarin Versions)
Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.34	Guarantee Contract, dated on or about January 12, 2010, by and between Changxing Economic Development Zone and Zhejiang Changxing Ruilang Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.35	Contract of Guarantee with a Maximum Amount, dated on or about July 1, 2008, by and between Bank of China (Changxing Branch) and Mr. Xu Kecheng (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.36	Contract of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Xinguangyuan Co., Ltd. (RMB40,000,000) (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.37	Contact of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (RMB60,000,000) (English Translated and Mandarin Versions)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.38
Guarantee Contract (64720012302010005), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

10.39
Guarantee Contract (64720012302010004), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-169850) as filed with the SEC on December 22, 2010

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

Date: February 11, 2011	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 11, 2011	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer