Form 10-Q/A
period 2008-12-31
Chisen Electric Corp
filed 2011-02-28
CIK 1335950

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q to revise our Earning Per Share figures in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income section of our financial statements and corresponding notes to our financial statements, as well as certain disclosures in the Sections entitled “Competitive Business Conditions and Market Trends” and “Development Strategy of the Company” in Item 2 to confirm to our disclosures made in our Registration Statement on Form S-1 (File No. 333-169850).  All other Items in this Amendment No. 1 remain materially unchanged.

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

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
Period ended from 1 April 2008 to 31 December 2008

		Three months ended December 31,		Nine months ended December 31,
		2008	2007	2008	2007
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:

Net sales to third parties		23,421	17,338	81,234	44,535

Cost of sales		(18,998)	(14,050)	(65,713)	(36,403)

Gross income		4,423	3,288	15,521	8,132

Operating expenses:

Sales, marketing and distribution		(1,328)	(1,163)	(3,770)	(2,772)
General and administrative		(1,006)	(479)	(2,600)	(1,090)

Operating income		2,089	1,646	9,151	4,270

Other income, net		70	248	363	498
Interest income		24	4	173	11
Interest expense		(243)	(117)	(776)	(426)

Income before income taxes		1,940	1,781	8,911	4,353

Income taxes expenses	4	(315)	-	(1,594)	-

Net income		1,625	1,781	7,317	4,353

Other comprehensive (loss) income
Foreign currency translation adjustment		(6)	163	258	258

Comprehensive income		1,619	1,944	7,575	4,611

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
Period ended from 1 April 2008 to 31 December 2008

	Shares	Shares	Shares	Shares
		(As restated)		(As restated)
Earnings per share
Weight average number of common stock outstanding
- basic and diluted	43,152,174	35,000,000	37,727,273	35,000,000

	US$	US$	US$	US$

Net income per share of common stock
- basic and diluted	0.04	0.05	0.19	0.12

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2008 and March 31, 2008

		As of December 31, 2008	As of March 31, 2008
	Note	US$’000	US$’000 (As restated)

ASSETS

Current assets:

Cash and cash equivalents		5,976	786
Restricted bank balances	5	10,942	6,408
Other financial assets	6	1,054	5,035
Accounts receivable, net		27,413	15,476
Other receivables		384	453
Prepayment		2,211	333
Due from related parties	13(b)	277	1,242
Inventories	7	19,141	12,293

Total current assets		67,398	42,026

Available-for-sale financial assets		877	856
Long-term land lease prepayments, net		611	496
Property, plant and equipment, net	8	4,710	4,102

Total assets		73,596	47,480

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable		10,436	6,070
Notes payable	9	21,884	-
Accrued expenses and other accrued liabilities		3,565	3,389
Due to related parties	13(b)	2,249	6,812
Income taxes payable		222	118
Bank borrowings and other loans	10	17,508	21,361
		55,864	37,750
Total current liabilities

Non-current liabilities:
Deferred tax liabilities	4(c)	457	-
Government subsidies	11	197	227
		654	227

Total liabilities		56,518	37,977

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2008 and March 31, 2008

		As of December 31, 2008	As of March 31, 2008
	Note	US$’000	US$’000 (As restated)

Commitments and contingencies	14	-	-

Shareholders’ equity:

Preferred stock, US$0.001 per value each: 10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each: 100,000,000 shares authorized 50,000,000 (At March 31, 2008: 35,000,000) shares issued and outstanding	1	50	35
Additional paid-in capital		144	159
Statutory reserves	12	921	71
Accumulated other comprehensive income		928	670
Retained earnings		15,035	8,568

Total shareholders’ equity		17,078	9,503

Total liabilities and shareholders’ equity		73,596	47,480

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity
Period ended from 1 April 2008 to 31 December 2008

					Accumulated
	Common stock issued		Additional		other
	Number		paid-in	Statutory	comprehensive	Retained
	of shares	Amount	capital	reserves	income	earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2007 (As restated) (Note 15)	35,000,000	35	159	-	61	1,938	2,193
Net income	-	-	-	-	-	6,701	6,701
Transfer to statutory reserves	-	-		71		(71)	-
Foreign currency translation adjustment	-	-	-	-	609	-	609

Balance as of March 31, 2008 and April 1, 2008 (As restated) (Note 15)	35,000,000	35	159	71	670	8,568	9,503
Net income	-	-	-	-	-	7317	7317
Recapitalization upon reverse acquisition	15,000,000	15	(15)	-	-	-	-
Transfer to statutory reserves	-	-	-	850		(850)	-
Foreign currency translation adjustment	-	-	-	-	258	-	258

Balance as of December 31, 2008	50,000,000	50	144	921	928	15,035	17,078

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

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	US$’000	US$’000	US$’000	US$’000

Beginning balance	114	479	413	220

Accrual for warranties issued during the period	36	38	172	405

Settlement made during the period	(42)	(175)	(477)	(283)

Closing balance	108	342	108	342

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

3.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Three months ended December 31,				Nine months ended December 31,
	2008		2007		2008		2007

Major customers with revenues of more than 10% of the Company’s sales

Sales to major customers	US$	11,495,000	US$	10,767,000	US$	44,580,000	US$	24,828,000

Percentage of sales		49%		62%		55%		56%

Number		1		1		1		2

Major suppliers with purchases of more than 10% of the Company’s purchases

Purchases from major suppliers	US$	5,790,000	US$	9,030,000	US$	22,563,000	US$	16,790,000

Percentage of purchases		29%		85%		29%		39%

Number		2		5		2		3

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

Dividends payable by a foreign invested enterprise to its foreign investors in Hong Kong are subject to a 5% withholding tax.

(a)	Income tax expenses are comprised of the following:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:

For the period	232	-	1,137	-

Deferred taxes arising in the PRC:

For the period	83	-	457	-

	315	-	1,594	-

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

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2007: 33%) is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	483	553	2,235	1,440

Effect on tax incentives / holiday	(235)	(553)	(1,103)	(1,440)

Non-deductible items	55	-	117	-

Withholding tax	83		457

Others	(71)	-	(112)	-

Income tax expenses	315	-	1,594	-

(c)	Components of net deferred tax liabilities were as follows:

	As of December 31,	As of March 31,
	2008	2007

	US$’000	US$’000

Withholding tax	457	-

5.	RESTRICTED BANK BALANCES

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

Notes payable were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purpose of raw materials for production exclusively. The Company has to repay the notes within six months from date of issuance and service fees would be charged by banks for the issuance for the notes. The notes payable were collateralized by restricted bank balances as set out in Note 5 and certain land lease prepayments and buildings as set out in Note 10(i) below.

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

Chisen Electric Corporation
(formerly World Trophy Outfitters, Inc.)

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
Period ended from 1 April 2008 to 31 December 2008

13.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

Name of related party	Nature of transactions	Three months ended December 31,		Nine months ended December 31,
		2008	2007	2008	2007
		US$’000	US$’000	US$’000	US$’000

Chisen Glass	Purchase of glass products	-	-	-	174
	Acquisition of motor vehicle	-	-	160	-
	Acquisition of available-for-sales financial assets	-	-	-	393
Nuo Wan Te Ke	Purchase of glass products	-	-	-	1,074

(d)	Other arrangements:

．	As of December 31, 2008, US$8,754,000 of the Company’s short-term bank loans was secured by a guarantee provided by Xinguangyuan and Mr. Xu Ke Cheng.

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

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2008:

US$’000

Within one year	183
One to two year	189
Two to three year	199
Three to four year	208
Four to five year	125
Above five year	-

904

(b)	Capital commitments

As of December 31, 2008, the Company had no material capital expenditure commitments for construction projects and purchase of machineries.

15.	RESTATEMENT OF FINANCIAL STATEMENTS

(a)
The Company’s previously issued consolidated financial statements for the period ended December 31, 2008 have been restated to correct an accounting error in relation to the Share Exchange Transaction as detailed in Note 1 above. The table below shows the effect of restatements:

As previously reported
Consolidated balance sheet and statement of changes in	Number of	Amount	Capital
shareholders’ equity	Shares		reserves
		US$’000	US$’000

Balance as of April 1, 2007 and March 31, 2008	50,000,000	50	144

As restated
Consolidated balance sheet and statement of changes in	Number of	Amount	Capital
shareholders’ equity	Shares		reserves
		US$’000	US$’000

Balance as of April 1, 2007 and March 31, 2008	35,000,000	35	159

As previously reported
Consolidated statement of changes in	Number of	Amount	Capital
shareholders’ equity	Shares		reserves
		US$’000	US$’000

Balance as of April 1, 2008 and December 31, 2008	50,000,000	50	144

	As restated
Consolidated statement of changes in			Additional
shareholders’ equity	Number of		Paid-in
	Shares	Amount	Capital
		US$’000	US$’000

Balance as of March 31, 2008	35,000,000	35	159
Recapitalization upon reverse acquisition	15,000,000	15	(15)

Balance as of December 31, 2008	50,000,000	50	144

The effect of restatements on 2008 and 2009 was to increase the basic and diluted earnings per share as follows:

	Three months ended December 31, 2007
	As previously	As restated
Earnings per share	reported
Weighted average number of common stock outstanding - basic and diluted	50,000,000	35,000,000

Net income per share of common stock - basic and diluted	0.04	0.05

	Three months ended December 31, 2008
	As previously	As restated
Earnings per share	reported
Weighted average number of common stock outstanding - basic and diluted	50,000,000	43,152,174

Net income per share of common stock - basic and diluted	0.03	0.04

	Nine months ended December 31, 2007
	As previously	As restated
Earnings per share	reported
Weighted average number of common stock outstanding - basic and diluted	50,000,000	35,000,000

Net income per share of common stock - basic and diluted	0.09	0.12

	Nine months ended December 31, 2008
	As previously	As restated
Earnings per share	reported
Weighted average number of common stock outstanding - basic and diluted	50,000,000	37,727,273

Net income per share of common stock - basic and diluted	0.15	0.19

There was no impact on the 2008 and 2009 consolidated statement of operations and other comprehensive income and consolidated statement of cash flows.

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

Distribution Methods

We sell our lead-acid motive battery products principally to manufacturers of electric bicycles. However, with the growing retail market for replacement of battery products, i.e. our secondary market, we have also strengthened our efforts in the sales of battery products to sales representatives and exclusive distributors which are strategically located in 27 provinces, autonomous regions and directly-administered municipalities in China. Chisen currently has exclusive sales agreements with distributors at the provincial and county level, and employs sales representatives in each province across China to help distributors to further distribute products from counties to towns. We have established and maintained long-term relationships with distributors who we believe have local business experience and established regional sales net works. Our largest distributors are a distributor in Haimen, Jiangsu province, a distributor in Yancheng, Jiangsu province and a distributor in Chengdu, Sichuan province.

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

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing less emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix will be expanded to include lead-acid back-up batteries, LiFe motive batteries, LiFe back-up battery products and complementary electrical equipment, such as chargers, controllers and motors, for different types of personal transportation devices. It is our goal to become the largest battery developer producer with a first-class sales and service network in China.

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

General and Administrative Expenses

General and administrative expense was US$1,006,000 and US$479,000 for the three (3) months ended December 31, 2008 and 2007, respectively, and mainly consisted of employee salaries & benefits, travel & entertainment, motor vehicle expenses, research and development expenses, leases, other taxes, and audit & consulting fees.  The increase in general and administrative expenses by approximately US$527,000 was mainly due to increases in employee salaries and compensations, research and development expenses, leases, taxes, and traveling expenses.  Those increases were mainly driven by the in expansion of business operation and the legal and professional services rendered in associat ed with the Exchange.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused Amendment No. 1 to its Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 28, 2011	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer