Form 10-K/A
period 2009-03-31
Chisen Electric Corp
filed 2011-02-28
CIK 1335950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K to restate our Earning Per Share figures in our Consolidated Statements of Operations and Other Comprehensive Income section of our financial statements and corresponding notes to our financial statements, as well as to revise certain disclosures in Item 1 in order to conform to our disclosures made in our Registration Statement on Form S-1 (File No. 333-169850), including the Sections entitled “Competitive Business Conditions and Market Trends”, “Cooperative Partnership” and “Development Strategy of the Company”.  All other Items in this Amendment No. 1 remain materially unchanged.

CHISEN ELECTRIC CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

Index

PART I

ITEM 1.	Business

Forward Looking Statements

The following discussion of our financial condition and results of operations of Chisen Electric Corporation (formerly known as World Trophy Outfitters, Inc., and the term “ World Trophy ” is used when discussing the operations of the Company prior to November 12, 2008 and the “ Registrant ” when discussing its operations after November 12, 2008) is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Exchange Agreement

On November 12, 2008 (the “Closing Date”), World Trophy entered into a Share Exchange Agreement (the “ Exchange Agreement ”) with Fast More Limited, a Hong Kong investment holding company (“ Fast More ”), Cheer Gold Development Limited, a company organized under the laws of Samoa (“ Cheer Gold ”) and Floster Investment Limited, a company organized under the laws of Samoa (“ Floster ” and together with Cheer Gold, the “ Stockholders ”). As a result of the share exchange, the World Trophy acquired all of the issued and outstanding securities of Fast More from the Stockholders in exchange for Thirty-Five Million (35,000,000) newly-issued shares of the World Trophy’s common stock, par value $0.001 per share (“ Common Stock ”), of which Thirty-Two Million Nine Hundred Thousand (32,900,000) shares were issued to Cheer Gold and Two Million One Hundred Thousand (2,100,000) shares were issued to Floster. As of the Closing Date, the Stockholders collectively beneficially own seventy percent (70%) of the voting capital stock of the Company, 65.8% of which is owned by Cheer Gold and 4.2% of which is owned by Floster. As a result of the Exchange, Fast More became a wholly-owned subsidiary of World Trophy.

Effective February 2, 2009, the Registrant amended its Articles of Incorporation to change its name from “Word Trophy Outfitters, Inc.” to “Chisen Electric Corporation”. The following is disclosure regarding the Registrant, Fast More and Fast More’s wholly-owned and chief operating subsidiary, Changxing Chisen Electric Co., Ltd. (hereinafter referred to as “ Chisen ” or “ CCEC ”, and together with Fast More and the Registrant, the “ Company ”), the principal business activities of which consist of the manufacture and sale of sealed lead-acid battery products primarily in the electric bicycle market.

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

Current Operations of the Company

Fast More

Fast More is an investment holding company incorporated in Hong Kong on December 17, 2007 with limited liability. CCEC was founded in Huzhou, Zhejiang Province, The People’s Republic of China (also referred to herein as the “ PRC ”) in 2002 with registered capital of RMB1,000,000 (approximately US$124,452). On December 4, 2008, it resolved to increase the registered capital from RMB 1,000,000 to RMB 50,000,000 (approximately US$7,353,000). On February 16, 2008, Fast More acquired the 51%, 9% and 40% equity interests in Chisen from Mr. Xu Kecheng, Mr. Xu Keyong and BEME International Co., Ltd., respectively, for RMB6,502,500 (approximately US$926,000), RMB1,147,500 (approximately US$164,000) and RMB 5,100,000 (approximately US$726,000), respectively. Upon the completion of these acquisition transactions, CCEC became the wholly-owned and chief operating subsidiary of Fast More.

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

Competition

Our chief competitors are Tianneng Power International Ltd. (“Tianneng”) and Zhejiang Chaowei Power Co., Ltd (“ Chaowei ”). These companies were the first into the battery industry. For example, Tianneng ranks first in terms of sales volume, and its capital stock is listed on The Stock Exchange of Hong Kong Limited. Taige Power Supply Co., Ltd. and Xinnuoli Power Supply Co., Ltd., as the OEM customers of Tianneng, were separated from Tianneng and officially set up their own brands in 2008, which has since impacted somewhat the capablilities of Tianneng and the overall industry competition structure.

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

Research and Development (R&D)

R&D Summary

The Company has spent approximately US$117,000 during the fiscal year ended March 31, 2009, approximately US$34,000 for the fiscal year ended March 31, 2008 and approximately US$36,000 for the fiscal year ended March 31, 2007 on Company-sponsored research and development (“ R&D ”) activities as determined in accordance with US GAAP.

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

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing less emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix will be expanded to include lead-acid back-up batteries, Lithium iron motive batteries, LiFe back-up battery products and complementary electrical equipment, such as chargers, controllers and motors, for different types of personal transportation devices. It is our goal to become the largest battery developer producer with a first-class sales and service network in China.

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

Chisen successfully registered the trademark “CXCS” in China in April and June 2008 and in Cambodia, Thailand, Malaysia, Indonesia and the Philippines in July 2008.Chisen successfully registered the trademark “” in China in May 2008.

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

Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“ USGAAP ”).

Basis of Consolidation

The consolidated financial statements include the financial information of Registrant and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

Operating revenue represents sale of goods at invoiced value to customers, net of returns, discounts and value-added tax (“ VAT ”), and is recognized when goods are delivered to customers, the significant risks and rewards of ownership of goods have been transferred to customers, the sales price to the customers is fixed or determinable and the collectability of consideration is reasonably assured.

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

Foreign Currency Translation

Items included in the financial statements of the Company’s subsidiary are measured using Renminbi (“ RMB ”), the currency of the primary economic environment in which the entity operates (“ functional currency ”). The consolidated financial statements are presented in United States Dollars (“ US$ ”), which is the Company’s presentation currency.

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

Effective as of January 14, 2009, the Board of Directors of the Registrant dismissed Pritchett, Siler & Hardy, P.C. (“ PS&H ”) as the independent registered public accounting firm of the Registrant.

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

Effective as of January 14, 2009, the Board of Directors of the Registrant approved the engagement of Mazars CPA Limited (“ Mazars ”) as its independent registered public accounting firm to audit the Registrant’s financial statements.  The Registrant did not consult Mazars on any matters described in Item 304(a)(2) of Regulation S-K during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging Mazars.

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

Wang Huanxiang. Mr. Wang has served as Technical Controller of CCEC since May 2008. Prior to that, Mr. Wang was a career researcher of the storage battery and served as Deputy General Manager of Zhejiang Chaowei Power Co., Ltd. from May 2004 to March 2008. Prior to that, Mr. Wang served as Chief of Technical Department of Zhejiang Wolong Technology Corp. from March 2001 to May 2004. He has several patents and has issued several papers, including “Research of S n SO 4 Applied to Electric Bicycles” and “Drying and Changing Technical Research for Long Cycle Life Lead Acid Electrical Bicycle Battery” in various academic journals, including the International Battery. Mr. Wang is a graduate of Zhengzhou University with a degree in electrochemistry.

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

●
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

●
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

●
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

●	Strategy and Steering Committee – The Board appointed Xu Kecheng, He Zhiwei and Wang Chunyan to serve as members of the Strategy and Steering Committee, with Xu Kecheng serving as Chairman.

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

Summary Compensation Table

Name And Principal Function (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non- Equity Incentive Plan Compensation (US$) (g)	Non- qualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Xu Kecheng, President &	2009	9,356	-0-	-0-	-0-	-0-	-0-	-0-	9,356
CEO (1)	2008	6,855	-0-	-0-	-0-	-0-	-0-	-0-	6,855

He Zhiwei, Chief Financial	2009	80,051	-0-	-0-	-0-	-0-	-0-	-0-	80,051
Officer (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Lou Shourong, Vice-	2009	8,257	-0-	-0-	-0-	-0-	-0-	-0-	8,257
President (3)	2008	6,273	-0-	-0-	-0-	-0-	-0-	-0-	6,273

Liu Chuanjie, Treasurer (4)	2009	7,900	-0-	-0-	-0-	-0-	-0-	-0-	7,900
	2008	6,405	-0-	-0-	-0-	-0-	-0-	-0-	6,405

Don Peay, Former Principal	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Executive Officer (5)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mathew Evans, Former	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Principal Executive Officer (6)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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
Prior to March 31, 2008, Chisen loaned to Zhejiang Changxing Ruilang Electronic Company Limited, a company which is controlled by a close family member of Mr. Xu Kecheng (“ Ruilang Electronic ”), approximately US$897,000 to help Ruiland Electronic settle liquidity shortages in order to develop a business relationship with Ruiland Electronic.  This amount was repaid in full in April 2008.  In turn, as of March 31, 2009, Ruilang Electronic has provided guarantees of approximately US$2,483,000 against certain short-term bank loans to Chisen by China Construction Bank Corporation (Changxing Branch) which is collateralized by land use rights owned by Ruilang Electronic.

Prior to March 31, 2008, Chisen loaned to Zhejiang Chisen Glass Company Limited, a company which is controlled by a close family member of Mr. Xu Kecheng (“ Chisen Glass ”), approximately US$178,000 to help Chisen Glass settle liquidity shortages in order to build a business relationship with Chisen Glass.  In turn, as of March 31, 2009, Chisen Glass has provided guarantees of approximately US$4,821,000  against certain short-term bank loans made to Chisen by China Construction Bank Corporation (Changxing Branch)  and Changxing Rural Cooperative Bank.  Additionally, in April 2008, Chisen purchased a motor vehicle from Chisen Glass valued at approximately US$160,000. In May 2008, Chisen again loaned to Chisen Glass US$260,000 in order to help settle liquidity shortages.  As of March 31, 2009, the amount currently outstanding was approximately US$278,000.

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

As of March 31, 2008, Chisen borrowed approximately US$912,000 from Changxing Chisen Xinguangyuan Co., Ltd., a company which is controlled by a close family member of Mr. Xu Kecheng (“ Xinguangyuan ”), for the purpose of settling Chisen’s liquidity shortages. The full amount was repaid as of April 2008.

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

Effective as of January 14, 2009, the Board of Directors of the Registrant dismissed Pritchett, Siler & Hardy, P.C. (“ PS&H ”) as the independent registered public accounting firm of the Registrant.  The following is a summary of fees incurred for services rendered.

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
Date: February 28, 2011

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

Signatures	Title	Date

/s/ Xu Kecheng	Chairman of the Board, Chief Executive Officer,
Name: Xu Kecheng	President, Principal Executive Officer	February 28, 2011

/s/ Liu Chuanjie	Chief Financial Officer, Principal Accounting and
Name: Liu Chuanjie	Chief Financial Officer, Treasurer and Director	February 28, 2011

/s/ Dong Quanfeng
Name: Dong Quanfeng	Director	February 28, 2011

/s/ Yun Hon Man
Name: Yun Hon Man	Director	February 28, 2011

Audited Consolidated Financial Statements of

Chisen Electric Corporation

For the years ended March 31, 2009 and 2008

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations and Other Comprehensive Income	F-3

Consolidated Balance Sheets	F-4 – F-5

Consolidated Statements of Changes in Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to and Forming Part of Consolidated Financial Statements	F-9 – F-30

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

/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date: June 26, 2009

Chisen Electric Corporation

Consolidated Statements of Operations and Other Comprehensive Income
For the years ended March 31, 2009 and 2008

		Years ended March 31,
		2009	2008
	Note	US$’000	US$’000
Operating revenues:
Net sales to third parties		109,020	65,387

Cost of sales		(88,823)	(51,964)

Gross income		20,197	13,423

Operating expenses:
Sales, marketing and distribution		(5,337)	(4,878)
General and administrative		(4,007)	(1,650)

Operating income		10,853	6,895

Other income, net		758	671
Interest income		362	62
Interest expense		(1,232)	(815)

Income before income taxes		10,741	6,813

Income taxes expenses	4	(1,861)	(112)

Net income		8,880	6,701

Other comprehensive income
Foreign currency translation adjustment		278	731

Comprehensive income		9,158	7,432

		Shares	Shares
			(As restated)
Earnings per share
Weight average number of common stock outstanding - basic and diluted		40,753,425	35,000,000

		US$	US$
			(As restated)
Net income per share of common stock - basic and diluted		0.22	0.19

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

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2009 and 2008

		As of March 31,
		2009	2008
	Note	US$’000	US$’000 (As restated)

Commitments and contingencies	14	-	-

Shareholders’ equity:
Preferred stock, US$0.001 per value each: 10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each: 100,000,000 shares authorized
50,000,000 (2008: 35,000,000) shares issued and outstanding	1	50	35
Capital reserves		144	159
Statutory reserves	12	1,103	71
Accumulated other comprehensive income		948	670
Retained earnings		16,416	8,568

Total shareholders’ equity		18,661	9,503

Total liabilities and shareholders’ equity		78,949	47,480

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Changes in Shareholders' Equity
For the years ended March 31, 2009 and 2008

					Accumulated
	Common stock issued				Other
	Number		Capital	Statutory	Comprehensive	Retained
	of shares	Amount	reserves	reserves	income	earnings	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2007 (As restated) (Note 15)	35,000,000	35	159	-	61	1,938	2,193
Net income	-	-	-	-	-	6,701	6,701
Transfer to statutory reserves	-	-	-	71	-	(71)	-
Foreign currency translation adjustment	-	-	-	-	609	-	609
Balance as of March 31, 2008 (As restated) (Note 15)	35,000,000	35	159	71	670	8,568	9,503

Balance as of April 1, 2008 (As restated) (Note 15)	35,000,000	35	159	71	670	8,568	9,503
Recapitalization upon reverse acquisition	15,000,000	15	(15)	-	-	-	-
Net income	-	-	-	-	-	8,880	8,880
Transfer to statutory reserves	-	-	-	1,032	-	(1,032)	-
Foreign currency translation adjustment	-	-	-	-	278	-	278
Balance as of March 31, 2009	50,000,000	50	144	1,103	948	16,416	18,661
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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

3.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Years ended March 31,
	2009		2008
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	US$	51,676,000	US$	26,161,000
Percentage of sales		47%		40%
Number		1		1

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	US$	47,415,000	US$	33,595,000
Percentage of purchases		60%		58%
Number		4		3

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

In March 2007, the National People’s Congress enacted the New Enterprise Income Tax (“EIT”) Law, which became effective on January 1, 2008. In December 2007, the State Council promulgated the “ Implementation Regulations to the EIT Law  and the  Notice to Enterprise Income Tax Transition Incentive Policy” , which also became effective on January 1, 2008.

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

The Company leases certain office premises under non-cancelable operating leases.  Rental expenses under operating leases for the year ended March 31, 2009 was US$206,000  (2008: US$18,000) .

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
(a)
The Company’s previously issued consolidated financial statements for the year ended March 31, 2009 have been restated to correct an accounting error in relation to the Share Exchange Transaction as detailed in Note 1 above. The table below shows the effect of restatements:

As previously reported
Consolidated balance sheet and statement of changes in	Number of	Amount	Capital
shareholders’ equity	Shares		reserves
		US$’000	US$’000

Balance as of April 1, 2007 and March 31, 2008	50,000,000	50	144

As restated
Consolidated balance sheet and statement of changes in	Number of	Amount	Capital
shareholders’ equity	Shares		reserves
		US$’000	US$’000

Balance as of April 1, 2007 and March 31, 2008	35,000,000	35	159

As previously reported
Consolidated statement of changes in	Number of	Amount	Capital
shareholders’ equity	Shares		reserves
		US$’000	US$’000

Balance as of April 1, 2008 and March 31, 2009	50,000,000	50	144

	As restated
Consolidated statement of changes in	Number of	Amount	Capital
shareholders’ equity	Shares		reserves
		US$’000	US$’000

Balance as of April 1, 2008	35,000,000	35	159
Recapitalization upon reverse acquisition	15,000,000	15	(15)

Balance as of March 31, 2009	50,000,000	50	144

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2009 and 2008

The effect of restatements on 2008 and 2009 was to increase the basic and diluted earnings per share as follows:

	Year ended March 31, 2008
	As previously	As
Earnings per share	Reported	restated

Weighted average number of common stock outstanding - basic and diluted	50,000,000	35,000,000

	US$	US$
Net income per share of common stock - basic and diluted	0.13	0.19

	Year ended March 31, 2009
	As previously	As
Earnings per share	Reported	restated

Weighted average number of common stock outstanding - basic and diluted	50,000,000	40,753,425

	US$	US$
Net income per share of common stock - basic and diluted	0.18	0.22

There was no impact on the 2008 and 2009 consolidated statement of operations and other comprehensive income and consolidated statement of cash flows.

16.	APPROVAL OF FINANCIAL STATEMENTS

The consolidated financial statements were approved by the Audit Committee of the board of directors of Chisen Electric on June 25, 2009.