Form 10-Q/A
period 2009-06-30
Chisen Electric Corp
filed 2011-02-28
CIK 1335950

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q to revise our Earning Per Share figures in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income section of our financial statements and corresponding notes to our financial statements, as well as certain minor disclosures in the “Competitive Business Conditions and Market Trends”, “Cooperative Partnership” and “Development Strategy of the Company” Sections in Item 2 to confirm to our disclosures made in our Registration Statement on Form S-1 (File No. 333-169850).  All other Items in this Amendment No. 1 remain materially unchanged.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	F-1

Unaudited Condensed Consolidated Balance Sheets	F-2 - F-3

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	F-4

Unaudited Condensed Consolidated Statements of Cash Flows	F-5

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	F-6 - F-18

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended June 30, 2009 and 2008

		Three months ended June 30
	Note	2009	2008
		US$’000	US$’000
Operating revenues:
Net sales to third parties		29,475	22,225

Cost of sales		(24,105)	(18,195)

Gross income		5,370	4,030

Operating expenses:
Sales, marketing and distribution		(1,787)	(1,105)
General and administrative		(1,056)	(612)

Operating income		2,527	2,313

Other income, net		147	206
Interest income		55	7
Interest expense		(369)	(286)

Income before income taxes		2,360	2,240

Income taxes expenses	4	(355)	(328)

Net income		2,005	1,912

Other comprehensive income
Foreign currency translation adjustment		1	226

Comprehensive income		2,006	2,138

		Shares	Shares
Earnings per share			(As restated)
Weight average number of common stock outstanding
- basic and diluted	3	50,000,000	35,000,000

		US$	US$
Net income per share of common stock outstanding
- basic and diluted		0.04	0.05

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

19.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements for the period ended June 30, 2009 have been restated to correct an accounting error in relation to the Share Exchange Transaction as detailed in Note 1 above. The effect of restatements on 2009 was to increase the basic and diluted earnings per share as follows:

	Three months ended June 30, 2008
	As previously	As
Earnings per share	reported	restated
Weighted average number of common stock outstanding - basic and diluted	50,000,000	35,000,000

Net income per share of common stock - basic and diluted	0.04	0.05

There was no impact on the 2009 consolidated statement of operations and other comprehensive income, consolidated balance sheet and consolidated statement of cash flows.

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

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing less emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix will be expanded to include lead-acid back-up batteries, Lithium iron motive batteries, Lithium iron back-up battery products and complementary electrical equipment, such as chargers, controllers and motors, for different types of personal transportation devices. It is our goal to become the largest battery developer producer with a first-class sales and service network in China.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 28, 2011	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer