Form 10-Q/A
period 2009-09-30
Chisen Electric Corp
filed 2011-02-28
CIK 1335950

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

		Three months ended September 30		Six months ended September 30
		2009	2008	2009	2008
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		50,392	35,588	79,867	57,813

Cost of sales		(41,708)	(28,521)	(65,813)	(46,715)

Gross income		8,684	7,067	14,054	11,098

Operating expenses:
Sales, marketing and distribution		(2,167)	(1,337)	(3,953)	(2,442)
General and administrative		(1,030)	(982)	(2,086)	(1,594)

Operating income		5,487	4,748	8,014	7,062

Other income, net		578	88	725	293
Interest income		-	142	55	149
Interest expense		(378)	(246)	(747)	(533)

Income before income taxes		5,687	4,732	8,048	6,971

Income taxes expenses	4	(770)	(578)	(1,125)	(906)

Net income		4,917	4,154	6,923	6,065

Other comprehensive income
Foreign currency translation adjustment		24	38	24	264

Comprehensive income		4,941	4,192	6,947	6,329

		Shares	Shares	Shares	Shares
			(As restated)		(As restated)
Earnings per share
Weight average number of common stock outstanding
- basic and diluted	3	50,000,000	35,000,000	50,000,000	35,000,000

		US$	US$	US$	US$

Net income per share of common stock outstanding
- basic and diluted		0.10	0.12	0.14	0.17

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

20.         RESTATEMENT OF FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements for the period ended September 30, 2009 have been restated to correct an accounting error in relation to the Share Exchange Transaction as detailed in Note 1 above. The effect of restatements on 2009 was to increase the basic and diluted earnings per share as follows:

	Three months ended September 30, 2008
	As previously	As
Earnings per share	reported	restated
Weighted average number of common stock outstanding - basic and diluted	50,000,000	35,000,000

Net income per share of common stock - basic and diluted	0.08	0.12

	Nine months ended September, 2008
	As previously	As
Earnings per share	reported	restated
Weighted average number of common stock outstanding - basic and diluted	50,000,000	35,000,000

Net income per share of common stock - basic and diluted	0.12	0.17

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