Form 10-Q/A
period 2009-12-31
Chisen Electric Corp
filed 2011-02-28
CIK 1335950

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
For the nine months ended December 31, 2009 and 2008

		Three months ended December 31		Nine months ended December 31
		2009	2008	2009	2008
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		47,237	23,421	127,104	81,234

Cost of sales		(41,337)	(18,998)	(107,150)	(65,713)

Gross income		5,900	4,423	19,954	15,521

Operating expenses:
Sales, marketing and distribution		(2,677)	(1,328)	(6,630)	(3,770)
General and administrative		(763)	(1,006)	(2,850)	(2,600)

Operating income		2,460	2,089	10,474	9,151

Other income, net		464	70	1,189	363
Interest income		-	24	56	173
Interest expense		(399)	(243)	(1,147)	(776)

Income before income taxes		2,525	1,940	10,572	8,911

Income taxes expenses	4	(314)	(315)	(1,439)	(1,594)

Net income		2,211	1,625	9,133	7,317

Other comprehensive income
Foreign currency translation adjustment		-	(6)	24	258

Comprehensive income		2,211	1,619	9,157	7,575

		Shares	Shares	Shares	Shares
			(As restated)		(As restated)
Earnings per share
Weight average number of common stock outstanding
- basic and diluted	3	50,000,000	43,152,174	50,000,000	37,727,273

		US$	US$	US$	US$

Net income per share of common stock outstanding
- basic and diluted		0.04	0.04	0.18	0.19

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

The Company’s previously issued consolidated financial statements for the period ended December 31, 2009 have been restated to correct an accounting error in relation to the Share Exchange Transaction as detailed in Note 1 above. The effect of restatements on 2009 was to increase the basic and diluted earnings per share as follows:

	Three months ended December 31, 2008
	As previously	As
Earnings per share	reported	restated
Weighted average number of common stock outstanding - basic and diluted	50,000,000	43,152,174

Net income per share of common stock - basic and diluted	0.03	0.04

	Nine months ended December 31, 2008
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 28, 2011	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer