Form 10-K/A
period 2010-03-31
Chisen Electric Corp
filed 2011-02-28
CIK 1335950

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐         Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of September 30, 2009 was approximately $70,110,000.

The number of outstanding shares of the registrant’s common stock on June 28, 2010 was 50,000,000.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K to restate our Cost of Sales, Gross Income, Operating Expenses and Earning Per Share figures in our Consolidated Statements of Operations and Other Comprehensive Income section of our financial statements and corresponding sections in the notes to our financial statements and in our MD&A, as well as to revise certain disclosures in Item 1 in order to conform to our disclosures made in our Registration Statement on Form S-1 (File No. 333-169850), including the Sections entitled “Competitive Business Conditions and Market Trends”, “Cooperative Partnership”, “Development Strategy of the Company” and “Research and Development (R&D)”.  All other Items in this Amendment No. 1 remain materially unchanged.

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

We produce and offer ten (10) models of lead-acid motive battery products for sale and are mainly engaged in the production of the following models of lead-acid motive battery products for electric bicycles:

Product	Dimensions (LxWxH)	Weight (kg)	Power Output (w)	Estimated Hours Required Per Charging (1)		Estimated Minutes of Use Per Charging (min)(2)	Estimated Travel Distance Per Charging (km)
6-DZM-10Ah	151×99×98	4.2	60	10	h	135-145	45-50

6-DZM-12Ah	151×99×102	4.3	72	10	h	120-130	45-50

6-DZM-16Ah	151×99×118	5.6	96	10	h	120-130	50-60

6-DZM-17Ah	181×76×166	6.3	102	10	h	120-130	50-60

6-DZM-20Ah	181×76×170	7.0	120	10	h	120-130	60-70

8-DZM-16Ah	200×100×118	7.4	128	10	h	120-130	60-70

8-DZM-18Ah	250×100×128	9.0	144	10	h	120-130	60-70

8-DZM-20Ah	250×100×128	9.05	160	10	h	120-130	60-70

6-DZM-24Ah	175×165×125	9.5	144	10	h	120-130	70-80

6-DZM-25Ah	250×78×118	8.85	150	10	h	120-130	70-80

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

Competitive Business Conditions and Market Trends

At the United Nations Climate Change Conference 2009, the Chinese Government announced that in 2020 greenhouse gas emissions will be reduced approximately 40% to 45% from 2005’s basis. We believe that in the next several years, due to intensifying global environmental concerns, there will be increased development of the electric bicycle. At present, due to the fact that the use of electric bicycles is very much in line with the energy-saving and environmental protection policy initiated by the Chinese government, the development of electric vehicles won its support. The electric bicycle, as an environment-friendly and convenient personal transportation vehicle, bears the advantages of convenience, non-pollution, safety and less energy consumption. In accordance with the measured data of the electric bicycle market demand in China as reported in a recent article at www.chinanews.com.cn/cj/cj-cyzh/news/2010/03-31/2201616.shtml, it was estimated that 25,000,000 electric bicycles will have been sold in China by the end of 2010.

With respect to new product trends in the market, Europe, the United States and Japan now use primarily a lithium-ion battery.  This reflects a trend not only in the electric bicycle industry, but also in the electric automobile and telecommunications industries.  In contrast, 95% of all electric bicycles produced in 2009 in China were powered by lead-acid motive batteries, and less than 5% of electric bicycles produced in 2009 were powered by lithium-ion batteries.  Governments in the United States, Japan, Europe and China are encouraging the development of motive battery products that are more environmentally friendly with increased power output and less weight.  Although we expect the development of lithium-ion batteries to accelerate over the next few years, we do not believe that the lithium-ion battery will replace the usage of the lead-acid motive battery in the electric bicycle industry in the next 3 to 5 years unless there is significant improvement with the safety and cost of production of lithium-ion batteries.

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

In order to further enhance the competitiveness of our products, the Company has expended vast resources on R&D and technology innovation. The Company desires to increase its competitiveness through the improvement of lead-acid battery production techniques and the launch of new-model power battery.

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

The raw material for our battery products consist primarily of electrolytic lead. Our success significantly depends on our ability to secure sufficient and constant supply of electrolytic lead for our production at acceptable price levels. Electrolytic lead represents our largest cost item in our lead-acid motive battery production. During each of the two fiscal years ended March 31, 2010 and March 31, 2009, the average selling price of electrolytic lead by our suppliers was approximately RMB15,000 (approximately US$2,200) and RMB15,000 (approximately US$2,200) per ton, respectively. There were slight fluctuations on the average selling price of electrolytic lead for the fiscal year ended March 31, 2010 and the average selling price of electrolytic lead decreased by 1.57% as compared to the fiscal year ended March 31, 2009. For each of the two financial years ended March 31, 2010 and March 31, 2009, costs of lead-related material accounted for approximately 80% and 80% of our total cost of sales, respectively. We do not have long-term contracts with any of our electrolytic lead suppliers, nor have we entered into any arrangement to mitigate the effect of price fluctuations of electrolytic lead. Therefore, any significant increase in the cost of electrolytic lead in the future could adversely affect our results if we cannot transfer the price increment to our customers.

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

The Company maintains leases with Changxing Xiangyi Industrial Park Investment Co. for the purpose of the production of its battery products at Xiangyi Industrial Park, Jing’er Road, Changxing Economic Development Zone, Zhejiang, The People’s Republic of China. Those leases are described in the table below:

Address	Lessor	Area (Square meters)	Rental Amount Per year (US$)	Commencement Date	Termination Date	Note
No.8 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	68,867	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

No.4 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	68,867	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

The North Part of the No. 6 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	34,434	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009.

No.1 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	70,386	January 1, 2009	December 31, 2013	The annual rent will increase by 5% yearly from January 1, 2010.

The North Part of the No. 2 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 8, 2009	February 7, 2014	The annual rent will increase by 5% yearly from February 8, 2010.
The South Part of the No. 2 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 1, 2009	January 31, 2014	The annual rent will increase by 5% yearly from February 1, 2010.
The South Part of the No. 5 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,193	February 16, 2009	February 15, 2014	The annual rent will increase by 5% yearly from February 16, 2010.
No.7 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	70,386	February 16, 2009	February 15, 2014	The annual rent will increase by 5% yearly from February 16, 2010.
The South Part of the No. 6 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,475	October 16, 2009	October 15, 2014	The annual rent will increase by 5% yearly from October 16, 2010.
The North Part of the No. 5 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	3,100	35,475	October 16, 2009	October 15, 2014	The annual rent will increase by 5% yearly from October 16, 2010.
No.3 Factory Building, Xiangyi Industrial Park, Economic Development Zone, Changxing, Zhejiang, China	Changxing Xiangyi Industrial Park Investment Co.	6,200	70,950	January 18, 2010	January 17, 2015	The annual rent will increase by 5% yearly from January 18, 2011.

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

	For The Years Ended March 31,
	2010	2009	2010	2009
	$ ’000	$’000
Revenues	177,192	109,020	100.00%	100.00%
Cost of sales	153,708	88,945	86.75%	81.59%
Gross profit	23,484	20,075	13.25%	18.41%
Sales, marketing and distribution	8,696	5,459	4.91%	5.01%
General and administrative expenses	3,647	3,763	2.06%	3.45%
Operating income	11,141	10,853	6.29%	9.96%
Other income, net	1,671	758	0.94%	0.70%
Interest Income	343	362	0.19%	0.33%
Incomes before interest and income tax expenses	13,155	11,973	7.42%	10.98%
Interest expenses	2,068	1,232	1.17%	1.13%
Income before income tax expenses	11,087	10,741	6.26%	9.85%
Income tax expenses	1,587	1,861	0.90%	1.71%
Net income	9,500	8,880	5.36%	8.15%
Other comprehensive income	106	278	0.06%	0.25%
Comprehensive income	9,606	9,158	5.42%	8.40%

Revenues and Cost of Sales

Revenues increased by 62.53% to US$177,192,000 for the year ended March 31, 2010 compared with US$109,020,000 for the year ended March 31, 2009. This increase was driven primarily by the combined effect of increase in sales volume by 85.64% to 14,480,000 units for the year ended March 31, 2010 compared with 7,800,000 units for the year ended March 31, 2009, and the decrease in the average net selling price. The increase in sales volume was mainly attributable to the increase in the Company’s sales to existing and new electric bicycle manufacturers following the continued rapid growth in the electric bicycle market in the PRC. During the year ended March 31, 2010, there was increase in sales of approximately 434% to a major electric bicycle manufacturer, Taimei. The Company also expanded its production facilities during the year ended March 31, 2010 in response to the significant increase in demand of the Company’s battery products. However, the Company reduced the average selling price by approximately 11% in order to maintain the market competitiveness against other competitors in China.

Cost of sales for the year ended March 31, 2010 and 2009 were US$153,708,000 and US$88,945,000, respectively. The increase in cost of sales of 72.81% was mainly due to increase in sales volume by 85.64%. The impact of increase in sales volume to cost of sales was partially offset by the decrease in unit of major material cost. Electric plates are the major raw material for our batteries, which are substantially made up of lead and which accounted for approximately 80% of our total production cost. The average cost of electric plates decreased by 10% as a result of decrease in average market lead price for the year.

The cost rate for the year ended March 31, 2010 increased by approximately 5.16% from 81.59% for the year ended March 31, 2009 to 86.75% for the year ended March 31, 2010. The increase in cost rate was mainly due to the impact on decrease in average selling price outweighed the effect of decrease in average major material cost. In addition, the Company adopted several promotion activities during the year under which it offered sales discounts and rebates to the certain customers. This resulted in the reduction of total turnover and gross margin by approximately US$2,917,000 and 1.41%, respectively.

Depreciation and Amortization

Depreciation and amortization expenses were US$646,000 and US$451,000 for the fiscal years ended March 31, 2010 and 2009, respectively. This increase of US$195,000, or 43.24%, was mainly attributable to the Company’s acquisition of new equipment and machinery during the year ended March 31, 2010 as a result of the Company’s business expansion.

General and Administrative Expenses

General and administrative expense was US$3,647,000 and US$3,763,000 for the years ended March 31, 2010 and 2009, respectively, and mainly consisted of staff salaries and benefits, depreciation expenses, travel expenses, legal and professional fees, other taxes, entertainment expenses and vehicle expenses. This decrease of US$116,000, or 3.08%, was mainly caused  by the increase of social insurance and research and development expenses of approximately US$304,000, offset by the decrease of travel, rental, entertainment and other expenses of approximately US$392,000.

Sales, Marketing and Distribution

Sales, marketing and distribution expenses were US$8,696,000 and US$5,459,000 for the years ended March 31, 2010 and 2009, respectively. This increase of US$3,237,000, or 59.30% was mainly due to the increase in transportation expenses and sales commissions related to the Company’s increased sales activities.

Other Income, Net

Net other income was US$1,671,000 and US$758,000 for the years ended March 31, 2010 and 2009, respectively. Due to economies of scale, we can purchase raw lead at a reasonable price. As a result, we purchase and then sell lead to our suppliers. Since this is not our core business, we consider this to be other income. This increase of US$913,000, or 120.45%, was mainly attributable to the net sales of lead to suppliers, which generated net other income of approximately US$1,204,000.

Incomes before Interest and Income Tax Expenses

Incomes before interest and income tax expenses increased from US$11,973,000 for the year ended March 31, 2009 to US$13,155,000 for the year ended March 31, 2010. This increase of US$1,182,000, or approximately 9.87%, was mainly driven by the Company’s increased selling activities and the Company’s sales of raw materials during the year ended March 31, 2010.

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

To the Registrant’s knowledge, based solely on a review of the copies of such reports furnished to the Registrant, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed as of the date of this filing with the exception of the followings;  (a) He Zhiwei failed to file a Form 4 in connection with his dismissal as the Company’s Chief Financial Officer and Director on June 15, 2010 and (b) Liu Chuanjie failed to file a Form 4 in connection with his appointment as the Company’s new Chief Financial Officer on June 15, 2010.

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

(b)           Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc.	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Associations of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the SEC on June 28, 2010

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008
10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the SEC on June 28, 2010

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audited Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Fiscal Years Ended March 31, 2008 and 2007	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.2	Unaudited Condensed and Consolidated Financial Statements of Fast More Limited and its Subsidiary for the Three (3) Months Ended June 30, 2008 and 2007	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.3	Unaudited Pro Forma Financial Statements of Fast More Limited for the three (3) month period ended June 30, 2008 and the two years ended March 31, 2008.	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

99.4	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.5	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.6	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

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

Audited Consolidated Financial Statements of

Chisen Electric Corporation

For the years ended March 31, 2010 and 2009

Index to Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations and Other Comprehensive Income	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Changes in Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to and Forming Part of Consolidated Financial Statements	F-8 - F-31

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
Date: June 28, 2010

Chisen Electric Corporation

Consolidated Statements of Operations and Other Comprehensive Income
For the years ended March 31, 2010 and 2009

		Years ended March 31,
		2010	2009
	Note	US$’000	US$’000
			(As restated)
Operating revenues:
Net sales to third parties		177,192	109,020

Cost of sales		(153,708)	(88,945)

Gross income		23,484	20,075

Operating expenses:
Sales, marketing and distribution		(8,696)	(5,459)
General and administrative		(3,647)	(3,763)

Operating income		11,141	10,853

Other income, net		1,671	758
Interest income		343	362
Interest expense		(2,068)	(1,232)

Income before income taxes		11,087	10,741

Income taxes expenses	4	(1,587)	(1,861)

Net income		9,500	8,880

Other comprehensive income
Foreign currency translation adjustment		106	278

Comprehensive income		9,606	9,158

		Shares	Shares
			(As restated)
Earnings per share	2
Weight average number of common stock outstanding
- basic and diluted		50,000,000	40,753,425

		US$	US$
			(As restated)
Net income per share of common stock
- basic and diluted		0.19	0.22

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2010 and 2009

		As of March 31,
		2010	2009
	Note	US$’000	US$’000

ASSETS

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

Chisen Electric Corporation

Consolidated Statements of Changes in Shareholders' Equity
For the years ended March 31, 2010 and 2009

						Accumulated
	Common stock issued					other
	Number	Amount	Capital	Statutory	Retained	comprehensive
	of shares		reserves	reserves	earnings	income	Total
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2008 (As restated) (Note 17)	35,000,000	35	159	71	8,568	670	9,503
Recapitalization upon reverse acquisition	15,000,000	15	(15)	-	-	-	-
Net income	-	-	-	-	8,880	-	8,880
Transfer to statutory reserves	-	-	-	1,032	(1,032)	-	-
Foreign currency translation adjustment	-	-	-	-	-	278	278

Balance as of March 31, 2009	50,000,000	50	144	1,103	16,416	948	18,661

Balance as of April 1, 2009	50,000,000	50	144	1,103	16,416	948	18,661
Net income	-	-	-	-	9,500	-	9,500
Transfer to statutory reserves	-	-	-	1,136	(1,136)	-	-
Foreign currency translation adjustment	-	-	-	-	-	106	106

Balance as of March 31, 2010	50,000,000	50	144	2,239	24,780	1,054	28,267

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

17.	RESTATEMENT OF FINANCIAL STATEMENTS

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2010 and 2009

17.	RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

(b)
Certain comparative figures in the 2009 consolidated statement of operations and other comprehensive income have been restated by the Company to conform to the current year’s presentation of financial statements. The table below shows the effect of restatements:

	Years ended March 31,
	2009
	As	As
	previously	Restated
	reported
	US$’000	US$’000

Cost of sales	88,823	88,945
Gross income	20,197	20,075
Sales, marketing and distribution	5,337	5,459
General and administrative	4,007	3,763