Form 10-Q/A
period 2010-06-30
Chisen Electric Corp
filed 2011-02-28
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2

TO

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-128532

CHISEN ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2190950
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 13, 2010, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q to revise our Cost of Sales, Gross Income and Operating Expenses figures in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income section of our financial statements and corresponding sections in the notes to our financial statements and in our MD&A, as well as certain disclosures in Item 2 in order to conform to our disclosures made in our Registration Statement on Form S-1 (File No. 333-169850), including the Sections entitled “Competitive Business Conditions and Market Trends”, “Cooperative Partnership” and “Development Strategy of the Company”.  All other Items in this Amendment No. 2 remain materially unchanged.

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
For the three months ended June 30, 2010 and 2009

		Three months ended June 30,
		2010	2009
	Note	US$’000	US$’000
			As restated
Operating revenues:
Net sales to third parties		50,429	29,475

Cost of sales		(45,392)	(24,348)

Gross income		5,037	5,127

Operating expenses:
Sales, marketing and distribution		(2,512)	(1,787)
General and administrative		(684)	(813)

Operating income		1,841	2,527

Other income, net		503	147
Interest income		96	55
Interest expense		(685)	(369)

Income before income taxes		1,755	2,360

Income taxes expenses	4	(249)	(355)

Net income		1,506	2,005

Other comprehensive income
Foreign currency translation adjustment		121	1

Comprehensive income		1,627	2006

		Shares	Shares

Earnings per share	3
Weighted average number of common stock outstanding - basic and diluted		50,000,000	50,000,000

		US$	US$

Net income per share of common stock - basic and diluted		0.03	0.04

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

Recent accounting pronouncements
In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary . Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for the first interim or annual reporting period ending on or after December 31, 2009. The adoption of ASU No. 2010-02 did not have any affect on the Company’s consolidated financial statements.

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

˙As of June 30, 2010, Chisen Glass provided guarantees, in aggregate, amounting to US$5,892,000, US$810,000 and US$442,000 to secure the short-term bank loans, notes payable and bill financing of the Company, respectively.

˙As of June 30, 2010, US$4,419,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic and guaranteed by Mr. Xu Kecheng and Ms. Zhou Fang Qin.

˙As of June 30, 2010, Xinguangyuan, Mr. Xu Kecheng and a third party provided guarantees, in aggregate, amounting to US$8,838,000 to secure the short-term bank loans of the Company.

˙As of June 30, 2010, Xinguangyuan and Mr. Xu Kecheng provided guarantees, in aggregate, amounting to US$11,784,000 and US$5,892,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙As of June 30, 2010, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in the aggregate, amounting to US$9,281,000, US$4,420,000 and US$1,473,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

˙As of June 30, 2010, Xinguangyuan provided guarantees, in aggregate, amounting to US$3,682,000 to secure the notes payable of the Company.

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

Certain comparative figures in the 2009 consolidated statement of operations and other comprehensive income have been restated by the Company to conform to the current period’s presentation of financial statements. The table below shows the effect of restatements:

	Three months ended June 30, 2009
	As previously reported	As restated
	US$’000	US$’000

Cost of sales	24,105	24,348
Gross income	5,370	5,127
General and administrative	(1,056)	(813)

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

Exchange Agreement

On November 12, 2008 (the “Closing Date”), World Trophy entered into a Share Exchange Agreement (the “ Exchange ”) with Fast More Limited, a Hong Kong investment holding company (“ Fast More ”), Cheer Gold Development Limited, a company organized under the laws of Samoa (“ Cheer Gold ”) and Floster Investment Limited, a company organized under the laws of Samoa (“ Floster ” and together with Cheer Gold, the “ Stockholders ”). As a result of the share exchange, World Trophy acquired all of the issued and outstanding securities of Fast More from the Stockholders in exchange for Thirty-Five Million (35,000,000) newly-issued shares of World Trophy’s common stock, par value $0.001 per share (“ Common Stock ”), of which Thirty-Two Million Nine Hundred Thousand (32,900,000) shares were issued to Cheer Gold and Two Million One Hundred Thousand (2,100,000) shares were issued to Floster. As of the Closing Date, the Stockholders collectively beneficially owned seventy percent (70%) of the voting capital stock of the Company, 65.8% of which is owned by Cheer Gold and 4.2% of which is owned by Floster. As a result of the Exchange, Fast More became a wholly-owned subsidiary of World Trophy.

Effective February 2, 2009, the Registrant amended its Articles of Incorporation to change its name from “World Trophy Outfitters, Inc.” to “Chisen Electric Corporation”. The following is disclosure regarding the Registrant, Fast More and Fast More’s wholly-owned and chief operating subsidiary, Changxing Chisen Electric Co., Ltd. (hereinafter referred to as “ CCEC ”, and together with Fast More and the Registrant, the “ Company ”), the principal business activities of which consist of the manufacture and sale of sealed lead-acid battery products primarily in the electric bicycle market.

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

Development Strategy of the Company

With a leading position in the LABEB battery product market in China, our product research and development capability and our cooperative partnership, we believe we are well positioned to capture additional business opportunities in China's personal transportation device market. In light of those prevailing economic trends of developing alternative transportation devices, aiming to reduce the reliance on oil and gas and producing lesser emissions, we intend to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, our product mix will be expanded to include lead-acid back-up batteries, lithium iron motive batteries and lithium iron back-up battery products. It is our goal to become the largest battery developer and producer with a first-class sales and service network in China.

The top five lead-acid motive battery manufacturers in 2009 accounted for over 50% of the total market share with the Company, representing approximately 11.84% of the total market share, ranking third in the industry in terms of production.  The Company has taken the following measures to set up its position as one of the leaders in the industry: (1) the Company invested in an automatic production line with the maximum daily production capacity increasing by 50% compared with that in 2009; (2) the Company is actively seeking an acquisition target to expand its market share and develop its production capacity.

Results of Operations for the Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Three Months Ended June 30 (Unaudited)
	2010	2009	2010	2009
Revenues	$50,429,000	$29,475,000	100.00%	100.00%
Cost of sales	$45,392,000	$24,348,000	90.01%	82.61%
Gross income	$5,037,000	$5,127,000	9.99%	18.22%
Sales, marketing and distribution	$2,512,000	$1,787,000	4.98%	6.06%
General and administrative expenses	$684,000	$813,000	1.36%	2.76%
Operating income	$1,841,000	$2,527,000	3.65%	8.57%
Other income, net	$503,000	$147,000	1.00%	0.50%
Interest income	$96,000	$55,000	0.19%	0.19%
Net income from operations before interest and tax expenses	$2,440,000	$2,729,000	4.84%	9.26%
Interest expenses	$685,000	$369,000	1.36%	1.25%
Income before income taxes	$1,755,000	$2,360,000	3.48%	8.01%
Income taxes expenses	$249,000	$355,000	0.49%	1.20%
Net income	$1,506,000	$2,005,000	2.99%	6.80%
Other comprehensive income	$121,000	$1,000	0.24%	0.00%
Comprehensive income	$1,627,000	$2,006,000	3.23%	6.81%

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

Cost of Sales

Cost of sales for the three month periods ended June 30, 2010 and 2009 was US$45,392,000 and US$24,348,000, respectively, and cost rates were 90% and 83%, respectively.  The increase in cost rate was mainly attributable to the Company’s promotional activities and sales discounts and rebates to customers which were made in order to maintain the Company’s market competitiveness.  In addition, in response to the 18% increase in the average cost of raw materials and fierce market competition, the average unit selling price increased by less than 7% and therefore the cost rate increased by 8%.

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

General and Administrative Expenses

General and administrative expenses were US$684,000 and US$813,000 for the three month periods ended June 30, 2010 and 2009, respectively, and mainly consisted of staff salaries and benefits, depreciation expenses, legal and professional fees, other taxes research and development expenses, and promotion and advertising expenses. The decrease of US$129,000, or 16%, was mainly attributable to the increase of research and development expenses of approximately US$173,000, offset by the decrease of social insurance expenses, consultancy fee and other expenses of approximately US$294,000.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 28, 2011	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer