Form 10-Q/A
period 2010-09-30
Chisen Electric Corp
filed 2011-02-28
CIK 1335950

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q to revise our Cost of Sales, Gross Income and Operating Expenses figures in our Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income section of our financial statements and corresponding sections in the notes to our financial statements and in our MD&A, as well as certain disclosures in Item 2 in order to conform to our disclosures made in our Registration Statement on Form S-1 (File No. 333-169850), including the Sections entitled “Company Overview”.  All other Items in this Amendment No. 1 remain materially unchanged.

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
For the six months ended September 30, 2010 and 2009

		Three months ended September 30		Six months ended September 30
		2010	2009	2010	2009
		As restated			As restated
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		76,613	50,392	127,042	79,867

Cost of sales		(65,869)	(42,016)	(111,260)	(66,366)

Gross income		10,744	8,376	15,782	13,501

Operating expenses:
Sales, marketing and distribution		(3,040)	(2,167)	(5,551)	(3,953)
General and administrative		(956)	(722)	(1,641)	(1,533)

Operating income		6,748	5,487	8,590	8,015

Other income, net		110	578	613	725
Interest income		102	-	198	55
Interest expense		(606)	(378)	(1,291)	(747)

Income before income taxes		6,354	5,687	8,110	8,048

Income taxes expense	4	(912)	(770)	(1,161)	(1,125)

Net income attributable to CIEC common stockholders		5,442	4,917	6,949	6,923

Other comprehensive income
Foreign currency translation adjustment		433	24	554	24

Comprehensive income		5,875	4,941	7,503	6,947

		Shares	Shares	Shares	Shares

Earnings per share	3
Weight average number of common stock outstanding
- basic and diluted		50,000,000	50,000,000	50,000,000	50,000,000

		US$	US$	US$	US$

Net income per share of common stock outstanding
- basic and diluted		0.11	0.10	0.14	0.14

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

Certain comparative figures in the 2009 consolidated statement of operations and other comprehensive income have been restated by the Company to conform to the current period’s presentation of financial statements. The table below shows the effect of restatements:

	Three months ended September 30, 2009
	As previously reported	As restated
	US$’000	US$’000

Cost of sales	41,708	42,016
Gross income	8,684	8,376
General and administrative	(1,030)	(722)

	Six months ended September 30, 2009
	As previously reported	As restated
	US$’000	US$’000

Cost of sales	65,813	66,366
Gross income	14,054	13,501
General and administrative	2,086	1,533

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

	For The Six months Ended September 30 (Unaudited)
	2010	2009	2010	2009
	US$ ’000	US $ ’000
Revenues	$127,042	$79,867	100.00%	100.00%
Cost of sales	$111,260	$66,366	87.58%	83.10%
Gross profit	$15,782	$13,501	12.42%	16.90%
Sales, marketing and distribution expenses	$5,551	$3,953	4.37%	4.95%
General and administrative expenses	$1,641	$1,533	1.29%	1.92%
Operating income	$8,590	$8,015	6.76%	10.04%
Other income, net	$613	$725	0.48%	0.91%
Interest income	$198	$55	0.16%	0.07%
Incomes before interest and income tax expenses	$9,401	$8,795	7.40%	11.01%
Interest expense	$1,291	$747	1.02%	0.94%
Income before income tax expenses	$8,110	$8,048	6.38%	10.08%
Income tax expenses	$1,161	$1,125	0.91%	1.41%
Net income	$6,949	$6,923	5.47%	8.67%
Other comprehensive income	$554	$24	0.44%	0.03%
Comprehensive income	$7,503	$6,947	5.91%	8.70%

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

Cost of Sales

Cost of sales for the six months ended September 30, 2010 and 2009 was approximately US$111,260,000 and US$66,366,000, respectively, and cost rates were 88% and 83%, respectively. The increase of cost rate was mainly due to the average purchase price of major raw material for the six months ended September 30, 2010 which increased by 16% as compared to the corresponding period of last year, however the battery average selling price only increased by 11% which allowed us to maintain our competitiveness in the market.

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

General and Administrative Expenses

General and administrative expenses were approximately US$1,641,000 and US$1,533,000 for the six months ended September 30, 2010 and 2009, respectively, and mainly consisted of staff salaries, depreciation expenses, research and development expenses, legal and professional fees, other taxes and promotion and advertising expenses. The increase of US$108,000, or 7%, was mainly caused by the increase of research and development expenses.

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

	For The Three Months Ended September 30 (Unaudited)

	2010	2009	2010	2009
	US $ ’000	US$ ’000
Revenues	$76,613	$50,392	100.00%	100.00%
Cost of sales	$65,869	$42,016	85.98%	83.38%
Gross profit	$10,744	$8,376	14.02%	16.62%
Sales, marketing and distribution expenses	$3,040	$2,167	3.97%	4.30%
General and administrative expenses	$956	$722	1.25%	1.43%
Operating income	$6,748	$5,487	8.81%	10.89%
Other income, net	$110	$578	0.14%	1.15%
Interest income	$102	$-	0.13%	-
Income before interest and income tax expenses	$6,960	$6,065	9.08%	12.04%
Interest expense	$606	$378	0.79%	0.75%
Income before income tax expenses	$6,354	$5,687	8.29%	11.29%
Income tax expenses	$912	$770	1.19%	1.53%
Net income	$5,442	$4,917	7.10%	9.76%
Other comprehensive income	$433	$24	0.57%	0.05%
Comprehensive income	$5,875	$4,941	7.67%	9.81%

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

Cost of Sales

Cost of sales for the three months ended September 30, 2010 and 2009 was approximately US$65,869,000 and US$42,016,000, respectively, and cost rates were 86% and 83%, respectively. The increase of cost rate was mainly due to the fact that the average purchase price of major raw material for the three months ended September 30, 2010 increased 13% as compared to the same period in last year.

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

General and Administrative Expenses

General and administrative expenses were approximately US$956,000 and US$722,000 for the three months ended September 30, 2010 and 2009, respectively, and mainly consisted of staff salaries, depreciation expenses, research and development expenses, legal and professional fees, other taxes and promotion and advertising expenses. The increase of US$234,000, or 32%, in general and administrative expenses was mainly caused by the increase of research and development expenses.

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