Form 10-K
period 2011-03-31
Chisen Electric Corp
filed 2011-06-14
CIK 1335950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

ANNUAL REPORT
ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2011

Commission File Number 333-128532

CHISEN ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2190950
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 1188, Taihu Avenue, Changxing Economic Development Zone, Changxing, Zhejiang Province,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐         Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of September 30, 2010 was approximately $94,050,000.

The number of outstanding shares of the registrant’s common stock on June 13, 2011 was 50,000,000.

CHISEN ELECTRIC CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

PART I

ITEM 1.               Business

Forward Looking Statements

As used in this Annual Report, unless otherwise indicated, the terms “we,” “our,” “us,” “Company,” the “Registrant” and “Chisen” refer to Chisen Electric Corporation, a Nevada corporation. We conduct our business through our subsidiaries, which include our wholly-owned subsidiary, Fast More Limited, a Hong Kong investment holding company (“Fast More”), its 100% owned and chief operating subsidiary, Zhejiang Chisen Electric Co., Ltd., a wholly foreign owned entity (“WFOE”) organized under the laws of the PRC  (f/k/a Changxing Chisen Electric Co., Ltd. and hereinafter referred to as “CCEC”) and CCEC’s subsidiary, Chisen Electric Jiangsu Co., Ltd. (“CEJC”).  “China” or “PRC” refers to the People’s Republic of China. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

The following discussion of our financial condition and results of operations of the Company is based upon and should be read in conjunction with our consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Company Overview

We are one of the leading producers of sealed lead-acid motive batteries, also known as valve regulated lead-acid motive batteries (“VRLA batteries”), in China's personal transportation device market. Our motive battery products, sold under our own brand name “Chisen”, are predominantly used in electric bicycles and are distributed and sold in China.  Among all types of batteries for electric bicycles, the lead-acid motive battery is the preferred choice of electric bicycle manufacturers in China, accounting for 95% of the market share because of its cost efficiency. Currently, we manufacture over 19,800,000 sealed lead-acid motive batteries each year, have more than 2,500 employees and are one of China's largest manufacturers of sealed lead-acid motive batteries for electric-powered bicycles (LABEBs).  For each of our fiscal years ended March 31, 2011 and 2010, sales revenues were US$243,814,000 and US$177,192,000, respectively, and our net income during the same periods amounted to US$11,066,000 and US$9,500,000, respectively.

Corporate Background and Information

Prior Operations of World Trophy

Our predecessor, World Trophy, was formed as a Nevada corporation on January 13, 2005, and was in the business of selling big game hunting packages to high end clients who sought to hunt with the top tier big game outfitters. During the year ended March 31, 2008, World Trophy sold its entire inventory of big game hunts, was unsuccessful in developing a profitable business and ceased its operations effective April 1, 2008. Prior to the Exchange (as defined and discussed below), World Trophy focused its efforts on seeking a business opportunity and had been in the process of locating and negotiating with business entities for the merger of a target company into World Trophy.

Reverse Merger Transaction and Our Subsidiaries

On November 12, 2008, World Trophy entered into a Share Exchange Agreement (the “Exchange”) with Fast More, Cheer Gold Development Limited, a company organized under the laws of Samoa (“Cheer Gold”) and Floster Investment Limited, a company organized under the laws of Samoa (“Floster” and together with Cheer Gold, the “Stockholders”). Immediately prior to the Exchange, World Trophy was a shell company with US$51,039 in assets and a net loss of US$27,977 for the three months ended September 30, 2008.  Upon the closing of the Exchange, the Company did not have any liabilities.  As a result of the Exchange, World Trophy acquired all of the issued and outstanding securities of Fast More from the Stockholders in exchange for 35,000,000 newly-issued shares of World Trophy’s common stock.  Upon the closing of the Exchange, the Stockholders collectively beneficially own 70% of the voting capital stock of the Company, 65.8% of which is owned by Cheer Gold and 4.2% of which is owned by Floster. As a result of the Exchange, Fast More became a wholly-owned subsidiary of World Trophy.  Effective February 2, 2009, we amended our Articles of Incorporation to change our name from “World Trophy Outfitters, Inc.” to “Chisen Electric Corporation”.

Fast More is an investment holding company incorporated in Hong Kong on December 17, 2007 with limited liability. CCEC was founded in Huzhou, Zhejiang Province in China on February 25, 2002.  On February 16, 2008, Fast More acquired the 51%, 9% and 40% equity interests in CCEC from Mr. Xu Kecheng, Mr. Xu Keyong and BEME International Co., Ltd., respectively.  Upon the completion of these acquisition transactions, CCEC became the wholly-owned and chief operating subsidiary of Fast More.

On May 18, 2009, the Registrant incorporated Chisen Technology Holdings Corporation in Nevada as its wholly-owned subsidiary with the intention of potentially conducting business in the United States.  Chisen Technology Holdings Corporation is authorized to do business in the State of Washington and as of the date of this annual report, has no operations. On May 27, 2011, the Company disposed 100% of common stock of Chisen Technology Holdings Corporation to an unrelated Hong Kong company, Anderal Company Limited , for consideration of USD10.00.

On August 23, 2010, CCEC, the chief operating subsidiary of the Registrant, formed a subsidiary in the PRC called Chisen Electric Jiangsu Co., Ltd. (CEJC) in Jiangsu Province, China. CEJC’s registered capital is RMB150,000,000, of which CCEC holds 98% (RMB147,000,000) and the Registrant’s CEO, Mr. Xu Kecheng, holds 2% (RMB 3,000,000). CEJC intends to produce and sell VRLA batteries, battery plates, battery assembling systems, lithium-ion batteries, battery chargers, power management systems and related parts.

Corporate Information

Our offices are located in the Changxing Economic Development Zone at the bank of the Taihu Lake in the County of Changxing in Zhejiang Province, in close proximity to major national transportation systems, including National Highways 104 and 318, the Shanghai – Jiangsu – Zhejiang – Anhui – Hangzhou – Nanjing Expressway, the Changxing – Huzhou – Shanghai Channel, the Xuancheng – Hangzhou Railway and the Xinyi – Changxing Railway. Our registered office is located at No. 1188, Taihu Avenue, Economic Development Zone, Changxing County, Zhejiang Province, PRC, where the office building is under construction. The executive office is temporarily moved to No. 559, Jing’er Road, Economic Development Zone, Changxing County, Zhejiang Province, PRC. Our telephone number is (86) 572-6267666 and our corporate website in English is located at www.chisenelectric.com.

We are a reporting company under Section 13 of the Securities Exchange Act of 1934, as amended. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange however our common stock currently trades under the symbol “CIEC” on the OTCQB.

Corporate Structure

Our corporate structure is illustrated as follows:

Our Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

Production Capacity

We currently produce different models of VRLA batteries for the electric bicycles with a production capacity of 24 million units per year, utilizing roughly 80% of our existing capacity, at our production facilities located at Jing’er Road (“Plant B”) in Changxing County.

On August 20, 2010, CCEC entered into an Investment Agreement with the Administrative Committee of Changxing Economic Development Zone whereby CCEC agreed to participate in “Land Tender, Auction and Listing” activities organized by the Changxing County Land and Resources Bureau with respect to a pre-identified parcel of land to which CCEC agreed to relocate its business from Jingyi Road (“Plant A”) to Jingsi Road within Changxing County. The size of Jingsi Road’s plant (“Plant C”) will be 50% larger than Plant A.

Since our production capacity at Plant A can be fully absorbed by Plant B without significant investment, we do not intend to produce lead acid battery products at Plant C. Alternatively, we plan to develop and produce lithium-ion battery products at Plant C.  Our target market for lithium-ion batteries is manufacturers of electric bicycles in China. We estimate that our lithium-ion battery products will be launched and distributed into the marketplace within two years from the date of this Annual Report.  As of March 31, 2011, we have relocated our production facility from Plant A to Plant B.

On September 6, 2010, CEJC entered into a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract with the Jiangsu Xuyi Economic Development Zone Administrative Committee, pursuant to which CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) in three stages to build the Chisen Circular Economy Industry Park (“Plant D”) to manufacture VRLA batteries, as well as our newest product, lithium-ion batteries, and other related products in the Jiangsu Xuyi Economic Development Zone. In the first stage CEJC shall invest approximately RMB422,000,000 (approximately US$62,000,000), including approximately RMB150,000,000 (approximately US$22,000,000) in fixed assets for the production of VRLA batteries only.  The Company does not plan to construct lithium-ion battery production facilities in Plant D until 18 months after the date that we commence production of the first stage.  CEJC expects to complete all construction related to the first stage on or before December 31, 2011. We believe after the completion of the project our production capacity will be further increased.

Established Brand Awareness

We have established good brand awareness across China.   In 2009, the “Chisen” brand was awarded the Most Trust and Worthy Brand of Consumer Electric Bicycle Batteries from CCTV, a major television station in China.  Because of this awareness, CCEC obtained one of the providers contract for a dedicated project, namely “Introducing Electronic Appliance (Lead-Acid Motive Battery Project of Electric Bicycle) into Rural District” in Shandong Province.

We believe CCEC has established for itself a positive social image across China as the official batteries supplier for electric bicycles used in the Beijing Olympic and Paralympics Games in 2008 and the alternative power source sponsor of the 2010 Shanghai World Expo.

Market Position

CCEC positions itself as the most preferred supplier of customers who are manufacturers of electric bicycles (i.e., our “factory customers”) and also directly to a growing retail market for replacement of battery products, i.e., our (“secondary market”), through our exclusive distributors.

Well-Established Distribution Channels

We primarily sell our battery products to manufacturers of electric bicycles and desire to develop our sales channels to sell our products directly to distributors through our regional sales teams of the Company. We have established business relationships with Xinri and Aima, both of which rank in the top five electric bicycle manufacturers in terms of popularity in China, and we have been selected as a most preferred supplier for Xinri and Aima whereby we receive from customers first priority on purchases in exchange for our best pricing (between 8-10% lower prices than to our other customers) and preferred sales terms (such customers are entitled to extend payment terms up to 2 months longer than our other customers). We believe such relationships will enable us to access such customers’ distribution channels to expand our sales in the end user customer market and also enable us to shares a significant portion of the factory customer sales market.

Red dots illustrated in the chart below represent the cities where we have established distribution channels, with each city containing several distributors.

Our Cooperative Partnership with Customers and Suppliers

The Company’s products have been certified as the preferred brand of top electric bicycle manufacturers in China, including Xinri and Aima.  The Company also establishes strategic cooperation partnerships with suppliers and vendors by means of supply chain integration to control procurement cost and quality. Moreover, a supplier’s assessment system is set up for ensuring the stability of the quality of our direct materials.

Research and Development

In April 2008, CCEC entered into a cooperation agreement with Xiamen University to establish the Zhejiang Changxing Chisen Physical-Chemical Power Supply Research and Development Center (“R&D Center”) at the College of Chemistry and Chemical Engineering at Xiamen University for researching and developing new products. Xiamen University is a first-class research university in China with 9 graduate schools, 120 research institutions and cooperative inter-university ties to over 100 institutions worldwide.  Pursuant to the terms of the cooperation agreement, CCEC shall contribute RMB300,000 (approximately US$44,000) annually to fund operating costs for the R&D Center and provide additional funds for certain engaged research projects. Xiamen University shall contribute staff, laboratory usage and relevant equipment to the R&D Center.  The R&D Center provides us with solid support on the research and development of new batteries technology.  For example, we have developed the technology of producing lithium-ion batteries and lithium-ion iron phosphate anode materials through the cooperation with Xiamen University. Both parties shall be entitled to share equally in the benefits of any achievements from the R&D Center, and any such benefits or achievements realized shall not be transferrable to any third party without the consent of both parties. For example, CCEC will own jointly and equally with Xianmen University any intellectual property developed at or by individuals employed at the R&D Center.

Apart from the Research Center at Xiamen University, the Company is also running an on-site R&D center for the research and development of new manufacturing techniques for its lead acid batteries and new products.  The Company has hundreds of automated testing equipment, including high-performance Universal Battery Tester (“UBT”), which is particularly designed for cycle life and capacity testing of automotive batteries. It can also be used for testing other types of batteries. The UBT performs charging and discharging in accordance with the programmed test schedule.

Development Strategy of the Company

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

Production Capacity

On August 20, 2010, CCEC entered into an Investment Agreement with the Administrative Committee of Changxing Economic Development Zone whereby CCEC agreed to participate in “Land Tender, Auction and Listing” activities organized by the Changxing County Land and Resources Bureau with respect to a pre-identified parcel of land to which CCEC agreed to relocate its business from Jingyi Road to Jingsi Road within Changxing County.  The size of Plant C will be approximately the 50% larger than the Plant A in Changxing County (Zhejiang Province), at which we plan to develop and produce what will be our newest product, lithium-ion batteries.

Furthermore, on September 6, 2010, CEJC entered into a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract with the Jiangsu Xuyi Economic Development Zone Administrative Committee, pursuant to which CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) in three stages to build the Chisen Circular Economy Industry Park (“Plant D”) to manufacture VRLA batteries , as well as our newest product, lithium-ion batteries, and other related products in the Jiangsu Xuyi Economic Development Zone. In the first stage, CEJC will invest in the production of VRLA batteries only and shall invest approximately RMB422,000,000 (approximately US$62,000,000), including approximately RMB150,000,000 (approximately US$22,000,000) in fixed assets for the production of VRLA batteries only. The Company does not plan to construct lithium-ion battery production facilities in Plant D until 18 months after the date that we commence production of the first stage. CEJC expects to complete all construction related to first stage on or before December 31, 2011. We believe after the completion of the project our production capacity will be further increased. The project will be operated primarily by the cash generated from our operating profit and short term bank loans.

Expand Offering of Highly Efficient Battery Products

For future market development, we intend to focus on the lithium-ion battery, which is a new product trend in the European, US and Japanese markets, on electric vehicle power batteries and on energy storage batteries dedicated to solar and wind power.  We are currently committed to investing in and constructing new production facilities in Changxing County (Zhejiang Province) and in Xuyi County (Jiangsu Province).  Since the Company is experienced in producing motive batteries for powering electric bicycles, the Company intends to bring the lithium-ion battery to market by focusing first on the market for lithium-ion batteries in electric bicycles. We estimate that our lithium-ion batteries will be launched and distributed into the marketplace within two years from March 31, 2011. The Company intends to cooperate with manufacturers of electric bicycles and to deliver small lots of pre-launch lithium-ion batteries to them in order to explore the market, as well as to obtain feedback from electric bicycle customers to further improve our production technology of lithium-ion batteries.   We are currently monitoring and studying the market development of lithium-ion batteries including, but not limited to, technology development, market demand and relevant supporting facilities. We will continue monitor the development of our lithium-ion project in Changxing County (Zhejiang Province), and to adjust our execution plan accordingly. Until these products are formally launched and distributed into the marketplace, their effects on our business are uncertain.  We do not have any specific timetable for this strategy as we consider expanding our offering of highly efficient battery products to be part of our core business, and the amounts we decide to allocate to this strategy will be funded by our operating cash flows.

Augment Marketing and Promotion Efforts to Increase Brand Awareness

The Company works with leading national brand designing companies to establish a complete plan for scientific branding, which use cartoon image endorsements to promote its corporate image, products and brand awareness, through television and printed advertisements.  Furthermore, we believe CCEC has established for us a positive social image across China as the official batteries supplier for electric bicycles used in the Beijing Olympic and Paralympics Games in 2008 and the alternative power source sponsor of the 2010 Shanghai World Expo. We do not have any specific timetable for this strategy as we consider augmenting our marketing and promotional efforts to increase brand awareness to be part of our core business, and the amounts we decide to allocate to this strategy will be funded by our operating cash flows.

Expand Sales Network and Distribution Channels

We intend to put in more resources to expand our sales and distribution networks by: (1) adding new distributors in key sales regions in China; (2) developing new marketing strategies in different channels; (3) improving communication between sales teams and distributors; and (4) improving our brand awareness and promotion effort.  We do not have any specific timetable for this strategy as we consider expanding our sales network and distribution channels to be part of our core business, and the amounts we decide to allocate to this strategy will be funded by our operating cash flows.

Build Partnerships with New and Existing Clients

We continue to build a close, mutually beneficial and harmonious partnership with our existing factory customers.  We aim to establish a win-win long-term partnership with all of our new customers.  We intend to continue to utilize our customer relationship management to provide tailor-made management policies that focus the needs of different customers.  We do not have any specific timetable for this strategy as we consider building partnerships with new and existing clients to be part of our core business, and the amounts we decide to allocate to this strategy will be funded by our operating cash flows.

Our Products

Current Products

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

We mainly produce and offer 13 models of VRLA battery products below for electric bicycles:

Products	Dimensions (LxWxH)	Weight (kg)	Power Output (w)	Estimated Hours Required Per Charging (1)		Estimated Minutes of Use Per Charging (min)(2)	Estimated Travel Distance Per Charging (km)
6-DZM-10Ah	151×99×98	4.2	60	10	h	135-145	45-50

6-DZM-12Ah	151×99×102	4.3	72	10	h	120-130	45-50

6-DZM-16Ah	151×99×118	5.6	96	10	h	120-130	50-60

6-DZM-17Ah	181×76×166	6.3	102	10	h	120-130	50-60

6-DZM-20Ah	181×76×170	7.0	120	10	h	120-130	60-70

8-DZM-16Ah	200×100×118	7.4	128	10	h	120-130	60-70

8-DZM-18Ah	250×100×128	9.0	144	10	h	120-130	60-70

8-DZM-20Ah	250×100×128	9.05	160	10	h	120-130	60-70

6-DZM-24Ah	175×165×125	9.5	144	10	h	120-130	70-80

6-DZM-25Ah	250×78×118	8.85	150	10	h	120-130	70-80

8-DZM-14Ah	201×112×105	6.6	124	10	h	120-130	60-70

6-DZM-28Ah	320×78×128	11.1	155	10	h	120-130	80-90

6-DZM-32Ah	220×120×140	11.0	160	10	h	120-130	80-90

(1)	Estimated minutes required per charging refers to the estimated number of minutes required for charging the battery from nil to full storage capacity.
(2)	Estimated hours of use per charging refer to the estimated maximum number of hours for which the battery is able to be used on each occasion when it is charged to its full storage capacity.

Of the 13 models of lead-acid motive battery products set forth above, the 6-DZM-12Ah and 6-DZM-20Ah are our core products, which accounted for 44.37% and 37.10% of our total revenues for the year ended March 31, 2011, respectively.

All the lead-acid motive battery products produced by us are re-chargeable and can be recharged approximately 500 times. They are standardized and can be used in electric bicycles produced by different manufacturers.

Future Products

For future market development, we intend to focus on the development of (a) the lithium-ion batteries, (b) lead-acid power storage batteries dedicated for solar and wind power and (c) lead-acid electric cars motive power batteries. We also intend to invest more resources and effort on the research and development in these areas in order to expand our market share by offering more efficient battery products.

Lithium-ion Motive Batteries

With respect to lithium-ion batteries, we have designed and developed lithium-ion battery products for electric bicycles.  Our intended target market is electric bicycle manufacturers in China.  Since September 2010, we have commenced surveying the land and have designed of our Plant C.  We are planning to launch and distribute our lithium-ion batteries into the market within two years from March 31, 2011. Prior to our mass production of lithium-ion batteries, we intend to beta test the product by distributing a small lot of lithium-ion battery products to our existing customers of electric bicycle manufacturers.  The purpose of our beta testing is to study the market as well as to obtain product feedback from our customers in order to further improve our products and to enhance our production technology. Until our products are formally launched into to mass production and distributed into the market, their effects on our business are uncertain.  A detailed timeframe of our product launch is as follows:

Product Type	Survey of Land, Plant Design, Construction	Model Selection of Machinery and Equipment, Selection of Suppliers, Purchase of Machinery and Equipment, Installation and Testing	Trial Production, Beta Testing and Marketing Assessment	Launching and Distributing Product into the Market
Lithium-ion Motive Batteries used for Electric Bicycles	From September 2010 through October 2011	From July 2011 through November 2011	*From December 2011 to October 2012	November 2012

* We understand the market of motive batteries used to power electric bicycles, and therefore we estimate that the trial production and market assessment period will be 11 months.

Lead-Acid Power Storage Batteries Dedicated for Solar and Wind Power

With respect to power storage batteries dedicated for solar and wind power, we have designed and developed valve regulated lead-acid power storage batteries for storing power generated from solar and wind energy, and for providing power supply to non-industrial electric appliances, such as road lamps, road indicators and in-house lighting systems. We have utilized our existing production facilities and have produced a small lot of storage batteries for feasibility testing, and such testing has been completed.  Our target market is manufacturers of non-industrial electrical appliances in China. We are currently beta testing such product and have distributed a small lot of batteries to manufacturers of non-industrial electrical appliances for product assessment.  Since this product is a new segment of our business, we do not have specific criteria to select participants for beta testing and we mainly contact as many potential customers as we can and ask them whether they are interested in becoming beta test participants.  We are currently evaluating the feedback from the use of our products by these participants.  Until these products are formally launched into mass production and distributed into the market, their effects on our business are uncertain. We intend to launch and distribute such products in November 2011.  A detailed timeframe of our production launch is as follows:

Product Type	Explore the Market and Assess The Product	Preparation of Mass Production and Launching Product into the Market
Lead-Acid Power Storage Batteries Dedicated for Solar and Wind Power	* From January 2010 through June 2011	From July 2011 through November 2011

* The lead-acid power storage batteries dedicated for solar and wind power is a new business segment of our Company, and therefore the Company estimates that it will take 18 months to explore the product’s future customer base and to assess the feedback. We also intend to improve our production technology accordingly.

Lead-Acid Power Motive Power Batteries used for Low Speed Electric Automobile

We have designed and developed valve regulated lead-acid motive power batteries for low speed electric automobiles, also known as neighborhood electric cars (“NEC”). We have utilized our existing production facilities and have produced a small lot of these motive batteries for feasibility testing, and such testing has been completed.  Our target market of valve regulated lead-acid motive power batteries is manufacturers of NECs in China. We had selected our existing customers of electric bicycle manufacturers, such as, Xinri and Aima, as participants of our beta testing since such manufacturers also manufacture NECs. We have distributed a small lot of batteries to such manufacturers and we are assessing their feedback. Until these products are formally launched into mass production and distributed into the market, their effects on our business are uncertain.  We intend to launch and distribute them into the marketplace in March 2012. A detailed timeframe of our production launch is as follows:

Product Type	Exploring the Market and Assessing Our Product	Preparation of Mass Production and Launching Product into the Market
Lead-Acid Motive Power Batteries used for NECs	* From March 2010 through August 2011	From September 2011 through March 2012

* The manufacturing and sale of NECs is an emerging market in China. Uncertain conditions exist with respect to the development of the market, including, but not limited to, the battery type selection to power such NECs. However, the Company estimates that this market has potential to develop in light of the Chinese government’s efforts to promote such market as evidenced by a press release issued by the PRC government regarding the policies on promoting new energy vehicles which may be found at http://www.gov.cn/wszb/zhibo413/content_1732001.htm, a copy of which is also filed as Exhibit 99.6 hereto.  The Company estimates it will take 18 months to explore the product’s future customer base as well as to assess the feedback. We also intend to improve our production technology accordingly.

Distribution Methods

We sell our sealed lead-acid motive battery products principally to manufacturers of electric bicycles. However, with the growing retail market for replacement of battery products, i.e. our secondary market, we have also strengthened our efforts in the sales of battery products to exclusive distributors which are strategically located in 27 provinces, autonomous regions and directly-administered municipalities in China.

The Company currently has exclusive sales agreements with distributors at the provincial and county levels. Pursuant to such exclusive sales agreements, distributors shall cooperate with us to establish sales networks in a designated location and to distribute our products exclusively.  The Company sells products directly to the distributors, and such distributors have no right to return the unsold products to the Company.  Furthermore, the Company provides a discount to such distributors and employs sales teams in each province across China to help distributors further distribute products from counties to towns and villages.  The distributor is obligated to develop the end-user market and sales activities and brand promotion activities and maintain the goodwill and product quality of the Company.  On the other hand, the Company is obligated to provide technical support to the distributor in order to improve the sales capacity and market share of the distributor, and the Company is also obligated to provide manuals, samples, copies of any relevant information and information with respect to sales-related promotions to the distributor.  The Company has no obligation, financial or otherwise, with respect to the establishment of the distribution centers of the distributors.  Such agreements typically have terms of one to two years, and provisions which allow for us to terminate early in the event that the distributor fails to meet its sales targets within the prescribed time limits or if we suffer losses caused by the breach of the agreement by the distributor (for example, breaches of confidentiality and exclusivity by the distributor or for activities of the distributor which damage our image).

Our largest distributors are located in the cities of Yancheng in Jiangsu Province, and in the city of Foshan in Guangdong Province. We have established and maintained long-term relationships with distributors who we believe have local business experience and established regional sales networks.

Sources and Availability of Raw Materials from Suppliers

Although we purchase raw materials used in the manufacturing of our products from a small number of sources in order to maintain the stability of the quality of the raw materials, we have the ability to purchase from numerous sources, primarily in Jiangsu and Anhui province in the PRC.  We believe that all necessary raw materials for its products are readily available and will continue to be so in the foreseeable future. We have never had, nor do we anticipate experiencing, any shortages of such materials.

The raw material for our battery products consist primarily of electrolytic lead. Our success significantly depends on our ability to secure sufficient and constant supply of electrolytic lead for our production at acceptable price levels. Electrolytic lead represents our largest cost item in our lead-acid motive battery production. During each of the two fiscal years ended March 31, 2011 and March 31, 2010, the average selling price of electrolytic lead by our suppliers was approximately RMB16,000 (approximately US$2,400) and RMB15,000 (approximately US$2,200) per ton, respectively.  For each of the two years ended March 31, 2011 and March 31, 2010, costs of lead-related material accounted for approximately 80% and 80% of our total cost of sales, respectively. We do not have long-term contracts with any of our electrolytic lead suppliers, nor have we entered into any arrangement to mitigate the effect of price fluctuations of electrolytic lead. Therefore, any significant increase in the cost of electrolytic lead in the future could adversely affect our results if we cannot transfer the price increment to our customers.

We believe the Company generally maintains sufficient quantities of inventories of its products to meet customer demand.

The Company has entered into written contracts with several suppliers and vendors. The Company has major suppliers who accounted for the following percentage of total purchases and total trade payables in the fiscal years ended March 31, 2010 and 2011:

	Purchases		Trade Payables
Major Suppliers	Fiscal year ended March 31, 2011	Fiscal year ended March 31, 2010	Fiscal year ended March 31, 2011	Fiscal year ended March 31, 2010
			$’000	$’000
Jiangsu XiangFa Power Supply Co., Ltd.	31.24%	23.96%	$4,932	$0

Anhui Zhongneng Power Supply Co., Ltd	13.44%	5.66%	$726	$2,205

Anqing Borui Power Supply Co., Ltd.	12.24%	12.00%	$0	$0

Trade payables related to the Company’s major suppliers for the years ended March 31, 2011 and 2010 comprised 36% and 20% of all trade payables, respectively.

Sales and Marketing

In order to promote the sales and reputation of our “Chisen” brand, we launch specific publicity campaigns and marketing based on the market needs. With reference to the conditions of regional markets and local wholesale market for electric bicycles, we promote our band through roadside billboard and launch promotional dealer sales in Anhui, Henan, Hebei and Jiangsu Provinces in China.

With reference to the need for increased sales in our secondary market, market-orientated regional distributor meetings were convened in the Provinces of Jiangsu, Henan, Shanxi and Jiangxi. We showed them our image and services, thereby enhancing the confidence towards our distributors and sales office.  We believe this will enhance the Company’s visibility and reputation of our products, whereby ultimately boost our sales.

A small number of customers account for a very significant percentage of our revenue.  Trade receivables related to the Company’s major customers for the years ended March 31, 2011 and 2010 comprised 78% and 80% of all trade receivables, respectively.  The Company’s major customers for the fiscal years ended March 31, 2011 and 2010 accounted for the following percentages of total revenue and trade receivables:

	Sales		Trade Receivables
Major Customers	Fiscal year ended March 31, 2011	Fiscal year ended March 31, 2010	Fiscal year ended March 31, 2011	Fiscal year ended March 31, 2010
			$’000	$’000
COMPANY X	18.83%	21.08%	$29,603	$26,283

COMPANY Y	18.82%	19.08%	$17,627	$14,005

COMPANY Z	12.40%	6.77%	$3,757	$2,747

The loss of any of our major customers could have a material adverse effect upon our revenue and net income.

Manufacturing

As of March 31, 2011, we merged  Plant A, CCEC’s first production facility, built in 2002, into Plant B, CCEC’s second facility which has been in operation since 2008.  Plant B is one and a half times the size of Plant A and is located within 1.5 kilometers of Plant A.  Plant B has the capacity to meet the additional production requirements resulting from the closing of Plant A and exceed any increase in market demand for CCEC’s products.  We do not expect that CCEC’s production costs or capacity will change as a result of the merger of Plant A into Plant B.

In the next two years we intend to construct a third plant in Changxing County, Zhejiang Province (“Plant C”), which size will be 50% larger than the size of Plant A and located within three kilometers of Plant A’s current location.  Plant C will develop and produce CCEC’s newest products, including, without limitation, lithium-ion batteries.

Furthermore, on September 6, 2010,  CEJC entered into a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract with the Jiangsu Xuyi Economic Development Zone Administrative Committee, pursuant to which CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) in three stages to build the Chisen Circular Economy Industry Park (“Plant D”) to manufacture VRLA batteries, as well as the Company’s newest product, lithium-ion batteries and related products, in the Jiangsu Xuyi Economic Development Zone.  In the first stage CEJC shall invest approximately RMB422,000,000 (approximately US$62,000,000), including approximately RMB150,000,000 (approximately US$22,000,000) in fixed assets for the production of VRLA only.  The Company does not plan to construct lithium-ion battery production facilities in Plant D until 18 months after the date that we commence production of the first stage. CEJC expects to complete all construction related to the first stage on or before December 31, 2011.  We believe after the completion of the project our production capacity will be further increased.

Quality Control

 We implement quality management control on our production line and producing quality products through advanced production technologies and testing methods, which has passed the ISO9001 Quality Management System Certification (which expired and is currently in the process of becoming renewed) ISO14001 Environmental Management System Certification, OHSAS (GB/T28001:2001) “Occupational Health and Safety Management System” certification, clean production certification and CE certification. Our measurement of quality objectives and processes were analyzed through planning, process, performance, recognition, execution and supervision, in order to produce products to meet requirements of customers and regulators.

We established and implemented a supplier evaluation system, which improve the quality of raw material supplies.  We strengthened the production process by implementing the “3 Ns” principle: (1) No defective materials will be accepted; (2) No defective products will be produced and (3) No defective products will be distributed.

Research and Development

During the fiscal year ended March 31, 2011, we significantly increased our company-sponsored research and development activities expenses to US$1,065,000 from US$244,000 for the fiscal year ended March 31, 2010 in order to further enhance the competitiveness of our products through the improvement of our production techniques and the release of new VRLA batteries products.  The Company plans to spend approximately US$1,500,000 during fiscal year ending March 31, 2012 and approximately US$2,000,000 during fiscal year ending March 31, 2013 on company-sponsored research and development activities.

In order to further enhance the competitiveness of our products, we have expended resources on R&D and technology innovation.  We have been able to decrease our cost of production as a result of our R&D efforts focused on improving our manufacturing technology.  For example, we now use less lead in the production of our batteries while preserving the same efficiency of such batteries.  We desire to increase our competitiveness through continued improvement of valve regulated lead-acid battery production techniques and the development and production of new-model power batteries, including, without limitation, the lithium-ion batteries.

On the development of new products lines, we have conducted research on ultra lead–acid motive batteries, wind and solar energy storage batteries, VRLA batteries applied for telecommunications and uninterruptible power supply (UPS) equipment, lithium-ion power batteries, lithium-ion ultra capacitors and anode material for lithium-ion batteries, which is a component of lithium-ion batteries.

With the release of the plan for the revitalization of China’s new energy and the vigorous promotion of the Chinese government to new energy motors, we believe such products will occupy a significant market share. Lithium-ion ultra capacitors and anode material for lithium-ion batteries have passed the trial production phase and both are deemed to be state-of-the-art techniques. The products have entered into the beta test phase.

Backlog

We have historically shipped the majority of our products within one month of the time that the order confirmation occurs.  Due to the short-cycle nature of our business, we do not sustain significant backlogs and had no backlog of unfilled orders as of March 31, 2011 and March 31, 2010.

Warranties and Return Policy

We provide 15 months of warranties and return policy for products. For any defective batteries sold and returned within the first 8 months of warranty period, the Company will exchange a new battery to the customers.  For defective batteries sold and returned from 9 to 15 months of warranty period, the Company will replace a functional battery to the customers.

Product Liability and Insurance

We do not have any product liability insurance.  Because of the nature of our products, we may be subject to product liability claims resulting from personal injuries and become involved in lawsuits that incidental to our business.  As of today, we have not yet been involved in any products liability litigation.  Product liability insurance is expensive, restrictive and difficult to purchase.  Accordingly, there is no assurance that we will have sufficient capital to pay for any successful product liability claims that made against us in the future.  Such claims could have a material adverse effect on our financial condition and results of operations.

Competition

The Lead-acid motive battery has a dominant position in China, in which 95% of electric bicycles in China are powered by lead-acid motive battery. The core product competitor in the market is the lithium-ion battery. The major manufacturers of the lithium-ion motive battery in the market are BYD Company Limited (1211.HK) and China BAK Battery, Inc. (Nasdaq: CBAK). As compared to lead-acid motive batteries, the lithium-ion battery has advantages in terms of useful life, environmental friendliness, more compact size and lighter weight. However, lead-acid motive battery still has the advantage of greater stability in terms of performance and reliability, safety and lower price.

Our chief competitors that produce lead-acid motive batteries in China are Tianneng Power International Ltd. (Tianneng) and Zhejiang Chaowei Power Co., Ltd. (Chaowei). These companies were the first companies to enter the battery industry in China. For example, Chaowei and Tianneng are the leading companies in terms of production and sales volume. Chaowei has a lot of after-sales service stores and takes an advantage in the secondary market by its continued business expansion. Tiannneng and Chaowei’s capital stock are both listed on The Hong Kong Stock Exchange.

Although the Company entered into its battery industry later than some of its competitors, the Company’s products have been certified as the preferred brand of top electric bicycle manufacturers in China, including Xinri and Aima.

In order to maintain our competitive position, the Company intends to (1) increase scale of production through expansion of production capacity; (2) expand the distribution networks in the end user customer market and enhancing the business relationship with our factory customers; (3) invest more resources in the research and development of new products and new manufacturing technology in order to diversify our product range; (4) decrease the cost of production and improve quality control; (5) maintain adequate human resources, production resources, as well as the financing resources to support the growth of the Company; and (6) implant effective and efficient risk management.

Intellectual Property

We rely on trademark and patent rights to protect our intellectual property rights and to maintain and enhance our competitiveness in the battery industry. We intend to make strategic investments in intellectual property through self-development and acquisition. These initiatives are designed to enhance our technology, improve existing products, rapidly introduce new products to fill identified needs, and address new applications and markets. We believe our ability to successfully develop and produce new products will allow us to open market opportunities and enhance our market position.

Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products. We intend to continue to seek patents on our inventions when we deem it commercially appropriate. The process of seeking patent protection can be lengthy and expensive, and there can be no assurance that patents will be issued for currently pending or future applications or that our existing patents or any new patents issued will be of sufficient scope or strength or provide meaningful protection or any commercial advantage to us. We may be subject to, or may initiate, litigation or patent office interference proceedings, which may require significant financial and management resources. The failure to obtain necessary licenses or other rights or the advent of litigation arising out of any such intellectual property claims could have a material adverse effect on our operations.

The Company currently holds 28 patents in total, of which 17 expire in 2016, 1 expires in 2017, 4 expire in 2018, 3 expire in 2019 and 3 expire in 2020. Others are still pending.

The Company currently has two domain names, http://www.chisenelectric.com and http://www.chisenpower.com. These domain names are in good standing.

Relocation and Expansion of New Production Facilities

On August 20, 2010, CCEC entered into a Compensation Agreement of Corporate Relocation Acquisition (the “Relocation Agreement”) with the Administrative Committee of Changxing Economic Development Zone, Zhejiang (the “Committee”). Pursuant to the Relocation Agreement, CCEC agreed to transfer to the Committee the land-use rights to, and structures on, the property previously used by CCEC for its office and manufacturing facilities, and agreed to relocate the office and manufacturing facilities to a new location. The Committee requested the relocation pursuant to a general policy of the Government of Changxing County to relocate “secondary industries” from urban areas to countryside. All manufacturing entities, including our Company, have been classified to be a “secondary industry” by the National Bureau of Statistics of PRC. Pursuant to the “Withdraw from Secondary Industry and Progressing to Tertiary Industry” policy of Changxing County, all entities that are classified as participants in “secondary industries” shall be relocated from the Westside of Jing’er Road to the Eastside of Jing’er Road. The Government of Changxing’s policy is to negotiate with each entity with respect to the specific terms of relocation, including, without limitation, relevant compensation to be paid after assessment.

Pursuant to an assessment of the property and the compensation of the losses stated as follows, the Committee agreed to pay to CCEC RMB117,202,100 (approximately US$17,265,000) in total for the relocation. In addition to the compensation for the property, this amount also includes compensation for the value of losses associated with removing CCEC’s equipment at RMB6,939,900 (US$1,022,000) and the value of losses to CCEC with respect to the suspension of its operations for two months at RMB11,748,000 (approximately US$1,731,000). CCEC agreed to vacate the site within one year of the signing of the Relocation Agreement. The RMB117,202,100 (approximately US$17,265,000) will be paid on the following schedule: five percent (5%) of such amount to be paid within one month after the execution of the Relocation Agreement, twenty percent (20%) to be paid within one month of CCEC delivering appropriate land-use rights certificates and proof of cancellation of encumbrances, twenty-five percent (25%) to be paid after the commencement of the removal of CCEC’s operations from the site, and the remaining fifty percent (50%) to be paid upon completion of the relocation.

On August 20, 2010, CCEC and the Committee entered into an investment agreement (the “Investment Agreement”) whereby CCEC agreed to commence the relocation of its manufacturing facilities pursuant to the Relocation Agreement with the administrative and policy support of the Committee. According to the urban planning policies of Changxing County, the Changxing County Land and Resources Bureau pre-identifies, at its discretion, the parcel of land to be reclaimed as well as the affected parties specific to the land reclamation. The specific parties which are affected by such land reclamation are then invited to participate in the “Land Tender, Auction and Listing” activities. The compensation of relocation is determined by the result of the assessment made by the government based on the results provided by a professional valuation firm. The county indentifies the locations to which businesses are to be relocated by following the urban planning policies of Changxing County. CCEC agreed to participate in “Land Tender, Auction and Listing” activities organized by the Changxing County Land and Resources Bureau with respect to a pre-identified parcel of land to which CCEC agreed to relocate its business.

The delivery of the land-use rights to CCEC will be deemed as a public transfer and CCEC agreed to pay the land transfer amount, contract tax and other related fees at market price. The Committee agreed to provide for and maintain public works (sewage, electricity, roads) with respect to the property. CCEC will be subject to certain prepayment fees as set forth in the Investment Agreement, which if not paid, will allow the Committee to terminate the Investment Agreement and receive penalty payments in the amount of 0.3% per day. Pursuant to the terms of the Investment Agreement, the construction project must be completed within two years from the date of execution of the Investment Agreement and the project shall be put into production in 2012. Following execution of the Investment Agreement, also on August 20, 2010, CCEC and the Committee entered into a supplemental agreement to the Investment Agreement whereby the Committee agreed to compensate CCEC when CCEC’s conditions of payment and tax scale under the Investment Agreement are satisfied.

On September 6, 2010, CEJC entered into a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract with the Jiangsu Xuyi Economic Development Zone Administrative Committee. Pursuant to the agreement, CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) in three stages to build the Chisen Circular Economy Industry Park (“Plant D”) to manufacture valve regulated lead-acid and lithium-ion batteries and other related products in the Jiangsu Xuyi Economic Development Zone. In the first stage CEJC shall invest approximately RMB422,000,000 (approximately US$62,000,000), including approximately RMB150,000,000 (approximately US$22,000,000) in fixed assets for the production of VRLA batteries only. The Company does not plan to construct lithium-ion battery production facilities in Plant D until 18 months after the date that we commence production of the first stage. CEJC expects to complete all construction on or before December 31, 2011.

The Committee agreed to grant preferential tax policies on Value Add Tax and Enterprise Income Tax to CEJC in accordance with policies as issued by the local government. However these policies will be forfeited if taxes levied from the project are less than RMB30,000 (approximately US$4,400) per hectare on average (the Company will initially acquire a total area equal to 277.48 hectares in the first stage and an aggregate of 1,000 hectares for all three stages). The preferred policies include, but are not limited to, a 50% refund on the portion of value-added taxes which is legally retained by the local government for the first 5 years followed by a 25% refund in the following 5 years, and an exemption of the local portion of enterprise income tax which is legally retained by the local government for the first 6 years followed by a 50% reduction in the following 4 years. The policies shall commence upon the completion of the construction and the commencement of production.

In exchange for CEJC’s investment, CEJC shall enjoy the lowest control standard for the price of land in Jiangsu Province (RMB19,000 (approximately US$2,200) per hectare), and the Committee shall assist CEJC in implementing the project, including but not limited to, the acquisition of land use rights, the obtainment of certificates for production plants and buildings, and the provision of infrastructure in the transferred land such as water supply, drainage, gas, electricity, cable TV, roads and telecommunications.

In the event that CEJC fails to commence construction and is delayed more than 7 days, the Committee has the right to terminate the Agreement and reclaim the land. In the event that CEJC fails to follow the construction schedule, the Committee has the right to reclaim the land. If the land remains unused for more than one year, the Committee has the right to levy a penalty equal to 20% of the land transfer amount per hectare. If the land remains unused for more than two years, in addition to collection of the aforementioned penalty, then the Committee has right to terminate the Agreement and reclaim the land. In the event that circumstances beyond our control cause us not to perform (i.e., force majeure), the Committee shall not have the right to bring an action against us for breach of contract.

Employees

As of March 31, 2011, the Company had approximately 2,539 full-time employees, including approximately 2,146 employees in production, approximately 80 employees in research and development, approximately 230 employees in sales and marketing and approximately 83 employees in administration. All of our employees are based inside China. Our employees are members of our company’s labor union and are organized under a collective bargaining agreement, but we have never experienced any work stoppage. We believe that our relationships with our employees are generally good.

PRC Government Regulations

Compliance with Environmental Regulations and Other Laws

We are subject to various national and local environmental laws and regulations in China, including those governing the use, discharge and disposal of hazardous substances and the discharge of waste water, exhaust fumes and solid waste in the ordinary course of our manufacturing process. The main pollutants generated by us are lead dust or particles and waste water which contain lead and sulfuric acid. During the operation of our production, we do not release any toxic element other than those that are permitted under the relevant laws and regulations.

Lead is the key raw material used in our production of lead-acid motive battery products. An excessive intake of lead dust or particles, whether through inhalation or skin contact, could have harmful effect on health. Lead poisoning may also result from occupations that involve close and frequent contact with or exposure to lead dust or particles. Lead dust and particles are generated during our production process. Our workers are exposed to electrode plates during different stages of our production process. Pursuant to the applicable environmental laws and regulations in China, we are obliged to install environmental protection equipment to ensure effective removal of lead dust and particles generated during our production process. We have installed such equipment at each of our production plants.

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

We believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, it is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted to create environmental liability with respect to our other facilities, operations, or products.

The manufacturing facilities in which we operate are subject to the PRC’s environmental laws and requirements. Our landlord that leases the factory to us is required to and has obtained a Pollution Discharge Certificate issued by the Environment Protection Bureau of Changxing County and is responsible for the disposal of the waste in accordance with applicable environmental regulations. If our landlord fails to comply with the provisions of the permit and environmental laws, our landlord could be subject to sanctions by regulators, including the suspension or termination of its Certificate, which would result in the suspension or termination of our manufacturing operations.

Business Qualification and Licenses

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

CCEC obtained its business license on February 25, 2002, which such license was issued by the Huzhou Administration for Industry and Commerce. According to the Industrial Product Production License Control Regulation of the PRC, enterprises which manufacture valve regulated lead-acid batteries are permitted to engage in said production if the company obtains a production license.

On January 13, 2005, the Administration of Quality Supervision, Inspection and Quarantine of the PRC issued a Production License to CCEC (the license number XK06-044-00223) which expired on January 12, 2010. On August 17, 2007, due to the Company adding a new product line, an updated Production License with the same license number was reissued to CCEC, which expired on January 12, 2010. On February 10, 2010, a production license was issued (XK06-006-00627) which shall expire on February 9, 2015. On November 29, 2010, due to the Company adding a new product line, an updated Production License with the same license number (XK06-006-00627) was reissued to CCEC which shall expire on February 9, 2015.

Environmental Reports, Certifications and Licenses

According to certain environmental laws and regulations in China, the Department of Environmental Protection Administration under the State Council shall, in accordance with the national standards for environment quality and China’s economic and technological conditions, establish the national standards for the discharge of pollutants. The People’s Governments of Provinces, Autonomous Regions and Municipalities directly under the Central Government may establish their local standards for the discharge of pollutants for items not specified in the national standards. With regard to items already specified in the national standards, they may set local standards, which are more stringent than the national standards, and report the local ones to the Department of Environmental Protection Administration under the State Council for the record. Units that discharge pollutants in areas where the local standards for the discharge of pollutants have been established shall observe such local standards.

On October 9, 2010, the China Quality Mark Certification Group and IQNet Association (the International Certification Network) jointly issued the ISO9001 Certificate to the Company (number 00210Q15168R0M) agreeing that the quality management system applied in the Company’s production and management activities. The certificate shall expire on October 8, 2013.

On October 9, 2010, the China Quality Mark Certification Group and IQNet Association (the International Certification Network) jointly issued the ISO14001 Certificate (number 00210E21312R0M) to the Company and signed-off on the environmental management system applied in the Company’s production and management activities. The certificate shall expire on October 8, 2013.

On September 5, 2008, the Changxing Environmental Protection Bureau issued the Notice of Examination Opinion approving the Company’s Environment Effect Report on its Relocation and Extension of the Company’s 1500 unit-per-year Lead-Acid Battery Production Project.

On September 20, 2008, the Changxing Environmental Protection Bureau issued the Pollutant Discharge License to the Company (license number HuChang080042). The License shall expire on September 19, 2012.

On June 22, 2010, the China Quality Mark Certification Group and IQNet Association (the International Certification Network) jointly issued OHSAS18001 Certificate (# 00210S10501R0M) to the Company after the Company passed its evaluation on Occupational Health and Safety Assessment Series. The Certificate shall expire on June 21, 2013.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permit workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract.

Patent Protection in China

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets.

The PRC is also signatory to most of the world’s major intellectual property conventions, including:

☐	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

☐	Paris Convention for the Protection of Industrial Property (March 19, 1985);

☐	Patent Cooperation Treaty (January 1, 1994); and

☐	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents in the PRC are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985. Amended versions of the China Patent Law and its Implementing Regulations came into effect in 2009 and 2010, respectively.

The PRC is signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents—patents for inventions, utility models and designs. The Chinese patent system adopts the principle of first to file; therefore, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it cannot be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One broad exception to this rule, however, is that, where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license to date. The patent holder may appeal such decision within three months from receiving notification by filing a suit in a people’s court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. Patent holders who believe their patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount ranging from one or more times the license fee under a contractual license. If there is no unlawful income so earned, the infringing party may be fined from RMB10,000 to RMB1,000,000, or approximately US$1,000 to US$146,000.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission. We currently do not hedge our exposure to fluctuations in currency exchange rates.

Mandatory Statutory Reserve and Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year for its general reserves until the cumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

ITEM 1A             Risk Factors

Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  Our shares of common stock are not currently listed or quoted for trading on any national securities exchange, however it is currently traded under the symbol “CIEC” on the OTCQB.  If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company.  This report also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report.

RISKS RELATED TO OUR OPERATIONS

We have depended on a small number of customers for the vast majority of our sales.  A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. During the years ended March 31, 2011 and 2010, we had three and two customers that each generated revenues of at least 10% of our total revenues, respectively, with our largest customer accounting for 19% and 21% of our revenues for each respective period.  A total of approximately 50% and 40% of our revenues for the years ended March 31, 2011 and 2010, respectively, were attributable to customers that each individually accounted for at least 10% of our sales. We believe that we may depend upon a small number of customers for a significant majority of our sales in the future, and the loss or reduction in business from any of these customers, including, without limitation, any material disruption of slowdown suffered by such customers, could cause a significant decline in our sales and profitability.

A substantial portion of our assets has been comprised of trade receivables representing amounts owed by a small number of customers. If any of these customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to be unable to pay our liabilities and purchase an adequate amount of inventory to sustain or expand our sales volume.

Our trade receivables represented approximately 41% and 42% of our total current assets as of March 31, 2011 and March 31, 2010, respectively. As of March 31, 2011, 78% of our trade receivables were owed to us by three customers, each of which represented over 10% of the total amount of our trade receivables.  As a result of the substantial amount and concentration of our trade receivables, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

Furthermore, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. In general, our average accounts settlement period is 110 days from the time we sell our products to the time we receive payment from our customers. The credit periods for some of our business partners can be longer after an evaluation of the risk of collection.  We cannot assure you that system problems, industry trends or other issues will not extend our collection period and adversely impact our working capital.

In addition, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price in advance and for some suppliers we must maintain a deposit for future orders. Because our payment cycle is shorter than our receivable cycle, we may experience working capital shortages.

Risk of fluctuations in the prices of raw materials could adversely affect our business.

The raw material for our battery products consist primarily of electrolytic lead. Our success significantly depends on our ability to secure sufficient and constant supply of electrolytic lead for our production at acceptable price levels. Electrolytic lead represents our largest cost item in our lead-acid motive battery production. During each of the two fiscal years ended March 31, 2011 and March 31, 2010, the average selling price of electrolytic lead by our suppliers was approximately US$2,400 and approximately US$2,200 per ton, respectively.  For the fiscal year ended March 31, 2011 the average selling price of electrolytic lead increased by approximately 9% as compared to the fiscal year ended March 31, 2010. For each of the two financial years ended March 31, 2011 and March 31, 2010, costs of lead-related material accounted for approximately 80% and 80% of our total cost of sales, respectively. We do not have long-term contracts with any of our electrolytic lead suppliers, nor have we entered into any arrangement to mitigate the effect of price fluctuations of electrolytic lead. Therefore, any significant increase in the cost of electrolytic lead in the future could adversely affect our results if we cannot transfer the price increment to our customers.

We choose to rely on a limited number of suppliers for our raw materials and have short term supply agreements with such suppliers, and any unanticipated loss, disruptions or slowdowns by such suppliers, shipping companies and our distribution centers could adversely affect our ability to deliver our products and services to our customers which could materially and adversely affect our relationships with our customers and our revenues.

Our ability to provide high quality customer service, to process and fulfill orders and to manage inventory depends on the timely and uninterrupted performance of our suppliers and shipping companies and the efficient and uninterrupted operation of our distribution centers.  During the fiscal years ended March 31, 2011 and 2010, we had three and four suppliers each of which accounted for at least 10% of our total raw material purchases, respectively, with our largest supplier accounting for approximately 31% and 24% of our raw material purchases for each respective period. A total of approximately 57% and 64% of our raw material purchases for the years ended March 31, 2011 and 2010, respectively, were attributable to suppliers that each individually accounted for at least 10% of our raw material purchases.  We choose to rely on a small number of suppliers in order to stabilize the quality of the raw materials we purchase, and we believe that we may continue to depend upon a small number of suppliers for our raw materials in the future, and the loss or reduction in business from any of these suppliers could have an adverse effect on our business.  We also generally have supply agreements that are no longer than one year and we cannot guarantee that such suppliers will continue to do business with us. In the event that our suppliers stop doing business with us, or if our suppliers suffer any material disruption or slowdown including, without limitation, being forced to shut down operations as a result of a material lead pollution event, we would be forced to find replacement suppliers with comparable quality of raw materials, which could take time to locate and secure.  Any material disruption or slowdown in the operations of our suppliers, or any material disruption or slowdown at our distribution centers, manufacturing facilities or with our management information systems could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be cancelled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.

We currently rely on short term bank loans and non-interest bearing credits granted by banks for the issuance of notes payable, however we expect that we will need additional capital to implement our current business strategy of expansion of our production facilities in Changxing County, Zhejiang Province and in Xuyi County, Jiangsu Province, and we will need to find new sources of financing, which may not be available to us.

We will need new sources of financing and additional capital in order to implement our current business strategy of expansion of our production facilities in Changxing County, Zhejiang Province and in Xuyi County, Jiangsu Province. Also the Company has short term bank loans and non-interest bearing credits granted by banks for the issuance of notes payable at our disposal, most of such short term loans and notes payable expire in the next six months, and there is no assurance that we will obtain any new loans or notes payable, or that such short term loans and notes payable will be renewed or that the terms of any renewals of such short term loans or notes payable will be on terms that are as favorable as our current instruments.  As of March 31, 2011, we had an aggregate of US$113,799,000 of short-term loans outstanding.  Furthermore, in January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending.  Such governmental actions in the PRC may make it more difficult for us to obtain additional loans from other banking institutions if we need such additional capital, in which case we will be forced to seek other sources of funding.

We face a risk of non-compliance with the terms of our notes payable, bill financing and short-term bank loans, which are secured by a significant amount of our assets and could have an adverse affect on our business.

We have notes payable, bill financing and short-term bank loans which are collateralized by a significant amount of our assets, including 100% of our restricted bank balances, amount to US$44,289,000, and trades receivable, amount to US$5,830,000. Specifically, our notes payable and bill financing are secured by US$44,289,000 of our restricted bank balances as of March 31, 2011. Such financial instruments contain customary events of default, and upon the occurrence and during the continuation of an event of default, amounts due under such financial instruments may be accelerated by our creditors. If we are unable to comply with the terms of such financial instruments, events of default could occur. Upon the occurrence and during the continuance of an event of default under such financial instruments, our creditors have available a range of remedies customary in these circumstances, including declaring all outstanding debt, together with any accrued and unpaid interest thereon, to be due and payable, foreclosing on the aforementioned assets securing the financial instruments and/or ceasing to provide additional loans, which could have a material adverse effect on our business.

In light of recent trends in Europe and the U.S., lead-acid motive battery products may be substituted by other battery products which could have an adverse effect on our business.

It is a general market trend to develop motive battery products which are more environmentally friendly with increased power output and less weight.  It is also a new product trend in Europe, the United States and Japan to use primarily a lithium-ion battery.  There can be no assurance that manufacturers of electric bicycles will continue to use lead-acid motive battery products as the principal source of motive power for electric bicycles. In the event that the market prefers to use other forms of battery product and if we are not able to develop new motive battery products to meet the future demand, our business could be adversely affected.

Lead pollution in China is subject to more attention from the government, which may cause the Chinese government to increase the environmental compliance standards for lead-acid batteries production. As a result, our costs of environmental compliance may increase in order to meet any heightened standards.

Recently one of our former lead plate suppliers, Anqing Borui Power Co., Ltd., was found to be involved in a material lead pollution event, where more than 20 children affected by lead pollution were reported having blood lead above normal standards, and has been required to close its operations by the local government. Accordingly, blood lead pollution in China is now subject to greater scrutiny from both the press and the government. In the event that the Chinese government increases the environmental compliance standards for lead-acid batteries production as a result of these events, our costs of environmental compliance may increase in order to meet the heightened standards. In addition, if we cannot comply with standards, we may not be permitted to produce lead-acid battery products.

We may be affected by changes in the policies adopted by the PRC government in relation to the electric bicycle industry and the use of electric bicycles.

Our operations and financial results could be adversely affected by changes in the political, economic and social conditions in China or the relevant policies of the PRC government in respect of the use of electric bicycles. The “Law of People’s Republic of China on Road Traffic Safety” categorizes the electric bicycle as a non-motor vehicle. However, certain local governments in China may prohibit the use of electric bicycles. In the event that there is any unfavorable policy on the electric bicycle industry and the use of electric bicycles, sales of electric bicycles may decrease, and this could have a significant adverse impact on our business.

Competition in the motive battery industry in China could have an adverse effect on our business.

As of March 31, 2011, we only conduct our business in one segment of the battery industry, the manufacture and sale of lead-acid motive batteries. We face competition from the domestic and foreign producers in China, which move into the motive battery industry in view of the growth potential. New entrants will continue to emerge. Any intensification in competition could dilute our market share and may lead to price reductions and increased expenses in marketing and product development. Any of these events could have an adverse impact on our profitability.

 Our sales are dominated by sales in China, which could have an adverse effect on our business.

For each of the two financial years ended March 31, 2011 and 2010, all of our sales were derived from customers in China. We expect that the domestic market in China will continue to be our major market. Our business is therefore heavily dependent on the demand for motive battery products in China and the domestic market prices of these products. In the event that there is any material adverse change in the level of the demand for motive battery products in China or if there are a significant price fluctuations in China, our performance could be adversely affected.

We do not carry any business interruption insurance, products liability insurance or any other insurance policy except for property insurance. As a result, we may incur uninsured losses, increasing the possibility that you would lose your entire investment in our company.

We could be exposed to liabilities or other claims for which we would have no insurance protection. We do not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, we may incur uninsured liabilities and losses as a result of the conduct of our business. There can be no guarantee that we will be able to obtain additional insurance coverage in the future, and even if we are able to obtain additional coverage, we may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we do not carry products liability insurance, a failure of any of the products marketed by us may subject us to the risk of product liability claims and litigation arising from injuries allegedly caused by the improper functioning or design of our products. We cannot assure that we will have enough funds to defend or pay for liabilities arising out of a products liability claim. To the extent we incur any product liability or other litigation losses, our expenses could materially increase substantially. There can be no assurance that we will have sufficient funds to pay for such expenses, which could end our operations and you would lose your entire investment.

Our future performance is dependent on researching and developing new products, the inability to do so could have an adverse effect on our business.

Our performance in the future is dependent on our ability to develop and launch new products. Changes in technologies may render our products obsolete and our performance in the future is thus significantly dependent on our ability to develop and launch new products. There can be no assurance that our research and development efforts will be successful or completed within the anticipated timeframe and results. Moreover, there can be no assurance that any research and development project undertaken by us will result in commercially viable products. Unsuccessful development and release of new products could adversely affect our performance and our ability to compete.

We intend to make significant investments in research and development and new products that may not be profitable.

Companies in our industry are under pressure to develop new designs and product innovations to support changing consumer tastes and regulatory requirements.  We have engaged in research and development activities and we believe that substantial additional research and development activities are necessary to allow us to offer technologically-advanced products. We expect that our research and development budget will increase significantly as we attempt to create new products.  However, research and development and investments in new technology are inherently speculative and commercial success depends on many factors including technological innovation, novelty, service and support, and effective sales and marketing.  We may not achieve significant revenue from new product investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may be minimal.

Our failure to effectively manage growth could harm our business.

We have expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio. We must continually introduce new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded versions of our existing products in order to remain competitive.

This expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by our growth include the following:

•             New Battery Product Launch: With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products for distribution into the marketplace with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•             Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand, planning for production, and transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•             Support Processes: To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include delays in shipment of products, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to expand.

Our products could contain defects or they may be installed or operated incorrectly, which could result in claims against us or reduce sales of those products.

Despite quality control testing by us, errors have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our battery products and would likely harm our business.  Defects, integration issues or other performance problems in our battery products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time-consuming and costly to defend.

Environmental claims brought against us in connection with the production of battery products could adversely affect our business.

Solid waste, sewage and fumes are generated during the production process of battery products. We are required to comply with the environmental laws, rules and regulations promulgated by the PRC government. These laws, rules and regulations govern, among other things, the level of fees payable to the government entities providing environmental services and setting out the requirements in relation to the installation of ventilation equipment to ensure the appropriate treatment of lead dust and particles generated during production of lead-acid motive battery products. They also prescribe the standards for the discharge of solid waste, sewage and fumes. In addition, these laws, rules, and regulations empower the local PRC governments to impose sanctions on enterprises failing to comply with such laws, rules and regulations. We are also required by the laws and regulations governing health and safety at work in China to provide our employees exposed to lead dust or particles with protective clothing and accessories, such as gloves, goggles and masks. We also arrange all our employees engaging in the lead-related production process to receive medical checks at least twice a year.

Although we have adopted these preventive measures, inherent risks involved in our production activities cannot be completely eliminated. As our production may cause pollution to the environment and may affect the health of our employees and the residents nearby, we may be subject to civil claims for compensation or administrative sanctions such as fines or discontinuation of production activities. If there is any legal action initiated against us on any alleged violation of environmental protection laws and regulations, or that our production discharge results in any harmful impact on any person, our business could be materially and adversely affected. There can be no assurance that the relevant governmental authorities and other people would not take actions against us for our past, present and future business operations. We have not maintained any insurance coverage for these possible claims due to environmental related matters, as our Directors are not aware of such type of insurance to be available in China. Any environmental actions taken against us could adversely affect our business.

If we are unable to maintain our Zhejiang Province Pollution Discharge Certificate, we may lose our ability to continue conducting our manufacturing operations.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process.   The manufacturing facilities in which we operate are subject to the PRC’s environmental laws and requirements. We are required to have and do have a valid Zhejiang Province Pollution Discharge Certificate issued by the Environment Protection Bureau of Changxing County and we are responsible for the disposal of the waste in accordance with applicable environmental regulations. If we fail to comply with the provisions of the permit and environmental laws, we could be subject to sanctions by regulators, including the suspension or termination of our Certificate, which would result in the suspension or termination of our manufacturing operations, which would have a material adverse effect on our results of operations.

We believe that mandatory and voluntary certification and compliance issues are critical to adoption of our battery product systems and for the retention of our customers, and failure to obtain such certification or compliance would harm our business.

We are required to comply with certain legal requirements governing the materials in our products. Although we are not aware of any efforts to amend any existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such an amendment or implementation were to occur.

Moreover, although we are not legally required to do so, we strive to obtain a broad range of certifications (such as ISO 9001, ISO 14001 and ISO 18001) for substantially all our products which the Company believes helps make our products more saleable and which contributes to the retention of existing customers and the obtainment of future customers. The failure to obtain voluntary certifications for our products could result in a loss of current customers or could impair the marketability of our products which could result in the failure for us to obtain new customers, which could have a materially adverse effect on our business.

We may adopt an equity incentive plan under which we may grant securities to compensate employees and other services providers, which would result in increased share-based compensation expenses and, therefore, reduce net income.

We may adopt an equity incentive plan under which we may grant shares or options to qualified employees.  Under current accounting rules, we would be required to recognize share-based compensation as compensation expense in our statement of income, based on the fair value of equity awards on the date of the grant, and recognize the compensation expense over the period in which the recipient is required to provide service in exchange for the equity award. We have not made any such grants in the past, and accordingly our results of operations have not contained any share-based compensation charges.  The additional expenses associated with share-based compensation may reduce the attractiveness of issuing stock options under an equity incentive plan that we may adopt in the future. If we grant equity compensation to attract and retain key personnel, the expenses associated with share-based compensation may adversely affect our net income. However, if we do not grant equity compensation, we may not be able to attract and retain key personnel or be forced to expend cash or other compensation instead. Furthermore, the issuance of equity awards would dilute the shareholders’ ownership interests in our company.

Our business may be adversely affected by the global economic downturn, in addition to the continuing uncertainties in the financial markets which could impair our ability and the ability of our customers to access capital in the current economic climate and therefore could have an adverse effect on our business.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected.

Additionally, the inability of our customers and suppliers to access capital efficiently, or at all, may have other adverse effects on our financial condition. For example, financial difficulties experienced by our customers or suppliers could result in product delays; increase trade receivables defaults; and increase our inventory exposure. The impact of tightening credit conditions may impair our customers’ ability to effectively access capital markets. The inability of our customers to borrow money to fund construction of electric bicycles reduces the demand for our products and services and may adversely affect our results from operations and cash flow. These risks may increase if our customers and suppliers do not adequately manage their business or do not properly disclose their financial condition to us.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our financial performance. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forego certain opportunities, which in turn could potentially harm our performance.

We may not be able to effectively recruit and retain skilled employees, particularly scientific, technical and management professionals.

Our ability to compete effectively depends largely on our ability to attract and retain certain key personnel, including scientific, technical and management professionals. We anticipate that we will need to hire additional skilled personnel in all areas of our business. Industry demand for such employees, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. Because of this intense competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees to keep up with future business needs. If this should happen, our business, operating results and financial condition could be adversely affected.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of labor unions. As a result of the new law, we have had to increase the salaries of our employees, provide additional benefits to our employees, and revise certain other of our labor practices. The increase in labor costs has increased our operating costs, which increase we have not always been able to pass through to our customers. In addition, under the new law, employees who either have worked for us for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches our rules and regulations or is in serious dereliction of his or her duties. Such non-cancelable employment contracts will substantially increase our employment related risks and limit our ability to downsize our workforce in the event of an economic downturn. No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues caused by the new laws. Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a negative effect upon our business and results of operations.

Our business could be materially adversely affected if we cannot protect our intellectual property rights or if we infringe on the intellectual property rights of others.

Our ability to compete effectively will depend on our ability to maintain and protect our proprietary rights, including patents that we use in our business and our brand name. Third parties may seek to challenge, invalidate, circumvent or render unenforceable any proprietary rights owned by or licensed to us. Our inability to protect our proprietary rights could materially adversely affect the ability to sell our products. Litigation may be necessary to:

•	enforce our intellectual property rights;

•	protect our trade secrets; and

•	determine the scope and validity of such intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and management’s attention from the operation of our business.

We may receive notice of claims of infringement of other parties’ proprietary rights. Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in certain jurisdictions. We may also be required to seek licenses to such intellectual property. We cannot predict, however, whether such licenses would be available or, if available, could be obtained on terms that are commercially reasonable and acceptable to us. The failure to obtain the necessary licenses or other rights could delay or preclude the sale, manufacture or distribution of our products and could result in increased costs to us.

We may pursue future growth through strategic acquisitions and alliances which may not yield anticipated benefits and may adversely affect our operating results, financial condition and existing business.

We may seek to grow in the future through strategic acquisitions in order to complement and expand our business. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

RISKS RELATED TO US DOING BUSINESS IN CHINA

If the land use rights of our landlord are revoked, we would be forced to relocate operations, which could have an adverse affect on our financial condition and results of operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users a land use right certificate. Land use rights shall not be revoked before the expiration of the period thereof. However, under special circumstances, land use rights can be revoked and land users forced to vacate when redevelopment of the land is in the public interest, provided that corresponding compensation is given to the land users. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. With the exception of our property at Jingyi Road, we do not have any land use rights and our manufacturing facilities rely on land use rights of our landlord, and the loss of such rights would require us to identify and relocate new manufacturing and other facilities, which could be time consuming have a material adverse effect on our financial condition and results of operations.

Substantially all of our assets are located in the PRC and a substantial portion of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC.  The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities.  Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters.  Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization.  There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain.  Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes.  Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China.  There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the battery industry and battery product safety, national security-related laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters.  However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties.

Our principal operating subsidiary, CCEC, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises.  We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.  If the relevant authorities find us in violation of PRC laws or regulations, they would deal with such a violation in accordance with PRC laws and regulations, including, without limitation:

•	levying fines;

•	revoking our business license, or other licenses;

•	requiring that we restructure our operations; and

•	requiring that we discontinue any portion or all of our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China.  Moreover, all of our directors and officers are nationals and residents of China.  All or substantially all of the assets of these persons are located outside the United States and in the PRC.  As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons.  In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

The scope of our business license in China is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our principal operating subsidiary, CCEC, is a wholly foreign-owned enterprise, commonly known as a WFOE.  A WFOE can only conduct business within its approved business scope, which ultimately appears on its business license.  Our license permits us to produce lighting appliances, glass products for daily use, sanitary glass bath equipment, valve regulated lead-acid batteries and to sell such products, and other than production and sales of valve regulated lead-acid batteries, we have not engaged in any other business activity since the date of CCEC’s incorporation.   Any amendment to the scope of our business requires further application and government approval.  In order for us to expand our business beyond the scope of our license, we will be required to enter into a negotiation with the PRC authorities for the approval to expand the scope of our business.  We cannot assure investors that CCEC will be able to obtain the necessary government approval for any change or expansion of its business.  If we are unable to obtain the approval from the government to amend our business license to include lithium-ion batteries, this could have a materially adverse effect on our business.

We are subject to a variety of environmental laws and regulations related to our manufacturing operations.  Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

We are subject to various environmental laws and regulations in China.  We cannot assure you that at all times we will be in compliance with the environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws and regulations.  Additionally, these regulations may change in a manner that could have a material adverse effect on our business, results of operations and financial condition.  We have made and will continue to make capital and other expenditures to comply with environmental requirements.

Furthermore, our failure to comply with applicable environmental laws and regulations worldwide could harm our business and results of operations. The manufacturing, assembling and testing of our products require the use of hazardous materials that are subject to a broad array of environmental, health and safety laws and regulations. Our failure to comply with any of these applicable laws or regulations could result in:

•	regulatory penalties, fines and legal liabilities;

•	suspension of production;

•	alteration of our fabrication, assembly and test processes; and

•	curtailment of our operations or sales.

In addition, our failure to manage the use, transportation, emission, discharge, storage, recycling or disposal of hazardous materials could subject us to increased costs or future liabilities. Existing and future environmental laws and regulations could also require us to acquire pollution abatement or remediation equipment, modify our product designs or incur other expenses associated with such laws and regulations. Many new materials that we are evaluating for use in our operations may be subject to regulation under existing or future environmental laws and regulations that may restrict our use of one or more of such materials in our manufacturing, assembly and test processes or products. Any of these restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our manufacturing processes.

Contract drafting, interpretation and enforcement in China involve significant uncertainty.

We have entered into numerous contracts governed by PRC law, which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure you that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure you that we will prevail.

We could be liable for damages for defects in our products pursuant to the Tort Liability Law of the PRC.

The Tort Liability Law of the People’s Republic of China, which was passed during the 12th Session of the Standing Committee of the 11th National People’s Congress on December 26, 2009, states that manufacturers are liable for damages caused by defects in their products and sellers are liable for damages attributable to their fault. If the defects are caused by the fault of third parties such as the transporter or storekeeper, manufacturers and sellers are entitled to claim for compensation from these third parties after paying the compensation amount.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (“SAT”) released a circular (Guoshuihan No. 698 – Circular 698) on December 10, 2009 that addresses the transfer of shares by nonresident companies.  Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China.  Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company.  Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the execution of the transfer contract. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

There is uncertainty as to the application of Circular 698.  For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise.  In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our company complies with the Circular 698.  As a result, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

The foreign currency exchange rate between the U.S. Dollar and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time.  Conversely, if we decide to convert our Renminbi into U.S. Dollars for our operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi.  We currently do not hedge our exposure to fluctuations in currency exchange rates.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system.  Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.  In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar.  Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies.  While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 5.50% in May 2011. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending.  In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending.  The implementation of such policies may impede economic growth. For the period from October 2010 to April 2011, the People’s Bank of China raised the interest rate 4 times.  Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks which do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit.  A significant portion of our assets are in the form of cash deposited with banks in the PRC, including, without limitation, our restricted bank balances which secure certain notes payable and bill financing and in the event of a bank failure, we may not have access to our funds on deposit.  Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Nevada corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some that may compete with us, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with the State Administration of Foreign Exchange of the PRC, or SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options.  For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens.  Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.  If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees.  In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Our operating subsidiary, CCEC, has enjoyed certain preferential tax concessions and the loss of these preferential tax concessions may cause our tax liabilities to increase and our profitability to decline.

Under the tax laws of the PRC, CCEC has had tax advantages granted by local government for enterprise income taxes commencing from 2006. CCEC has been entitled to be exempt from enterprise income tax for two years commencing from the first profitable year in 2006, followed by a 50% reduction for the next 3 years.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. CCEC’s income tax rate for the taxable years ended December 31, 2008 and 2009 was 12.5%, and CCEC’s income tax rate for the taxable year ended December 31, 2010 was 12.5%.  CCEC was deemed to be a “High-Tehnology Enterprise” commencing on January 1, 2011 and as a result, the Company enjoys preferential income tax rate at 15%.  If CCEC cannot maintain its status as a “High-Technology Enterprise”, then the expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

Under the New Enterprise Income Tax Law, we and Fast More may be classified as “resident enterprises” of China for tax purposes, which may subject us and Fast More to PRC income tax on taxable global income.

Under the new PRC Enterprise Income Tax Law (the “New EIT Law”) and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, enterprises are classified as resident enterprises and non-resident enterprises.  An enterprise established outside of China with its “de facto management bodies” located within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes.  The implementing rules of the New EIT Law define de facto management body as a managing body that in practice exercises “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.  Due to the short history of the New EIT law and lack of applicable legal precedents, it remains unclear how the PRC tax authorities will determine the PRC tax resident treatment of a foreign company such as us and Fast More. Both our and Fast More’s members of management are located in China. If the PRC tax authorities determine that we or Fast More is a “resident enterprise” for PRC enterprise income tax purposes, a number of PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations. Second, the New EIT Law provides that dividend paid between “qualified resident enterprises” is exempted from enterprise income tax. A recent circular issued by the State Administration of Taxation regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC shareholders. It is unclear whether the dividends that we or Fast More receives from CCEC will constitute dividends between “qualified resident enterprises” and would therefore qualify for tax exemption, because the definition of qualified resident enterprises is unclear and the relevant PRC government authorities have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. We are actively monitoring the possibility of “resident enterprise” treatment for the applicable tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible. As a result of the New EIT Law, our historical operating results will not be indicative of our operating results for future periods and the value of our common stock may be adversely affected.

Downturn in the economy of the PRC may slow our growth and profitability.

All of our revenues are generated from sales in China.  The growth of the Chinese economy has been uneven across geographic regions and economic sectors, in large part due to the recent downturn in the global economy, which resulted in slow growth of the China economy.  While the Chinese economy has recently begun to show signs of improvement, there can be no assurance that growth of the Chinese economy will be steady or that there will not be further deterioration in the global economy as a whole or the Chinese economy in particular.  If economic conditions deteriorate further, our business and results of operations could be materially and adversely affected, especially if such conditions result in a decreased use of our products or in pressure on us to lower our prices.

Because our business is located in the PRC, we currently lack sufficient in-house expertise in U.S. GAAP reporting and we may have difficulty establishing adequate management, legal and financial controls, which we are required to do in order to comply with U.S. GAAP and securities laws, and which could cause a materially adverse impact on our financial statements, the trading of our common stock and our business.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Currently, we do not have sufficient in-house expertise in U.S. GAAP reporting. Instead, we rely on the expertise and knowledge of external consultants and advisors in U.S. GAAP conversion. These external consultants assist us in the preparation and review of our consolidated financial statements.  In fact, most of our middle and top management staff are not educated and trained in the Western system, and we may continue to have difficulty hiring and retaining qualified employees in the PRC with experience and expertise relating to U.S. GAAP and U.S. public-company reporting requirements.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, material weaknesses or lack of compliance could result in restatements of our historical financial information, cause investors to lose confidence in our reported financial information, have an adverse impact on the trading price of our common stock, adversely affect our ability to access the capital markets and our ability to recruit personnel, lead to the delisting of our securities from the stock exchange on which they are traded, lead to litigation claims, thereby diverting management’s attention and resources, and which may lead to the payment of damages to the extent such claims are not resolved  in our favor, lead to regulatory proceedings, which may result in sanctions, monetary or otherwise, and have a materially adverse effect on our reputation and business.

RISKS RELATED TO YOUR OWNERSHIP OF OUR COMMON STOCK

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist because we became public through a “reverse merger”. Security analysts of major brokerage firms may not cover us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on our behalf in the future.

 The market price and trading volume of shares of our common stock may be volatile.

When and if a market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

One of our Stockholders, Which is 100% Controlled By our President, Chief Executive Officer and Chairman of the Board, Exercises Significant Control Over Matters Requiring Stockholder Approval.

One of our stockholders (Cheer Gold) has voting power equal to 65.8% of our voting securities. Moreover, such stockholder is 100% controlled by Xu Kecheng, our President, Chief Executive Officer and Chairman of the Board. As a result, Xu Kecheng, through such stock ownership, can exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Cheer Gold may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by our other stockholders.

With the exception of our Chairman/CEO, Xu Kecheng, the members of our senior management do not directly or indirectly own shares of Common Stock and thus their interests may not be aligned with the interests of the Company's stockholders, which could be a detriment to the Company's stockholders.

While the members of our senior management have significant influence over our business, including decisions regarding operations, pursuing mergers and acquisitions, the disposition of the Company's assets, and other significant corporate actions, none of them, with the exception of Xu Kecheng, directly or indirectly own shares of Common Stock. Since they are not personally exposed to the same risk of investment loss with respect to ownership of Common Stock that the Company's shareholders face, these individuals may not share a common perspective with our shareholders regarding the benefits (or detriments) of contemplated corporate actions and they may not analyze potential corporate actions and opportunities in the same manner that they would if they were shareholders. To the extent that the Company's senior management may lack "shareholder perspective" in its decision making process, management may make decisions that ultimately do not benefit the Company's shareholders.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.  Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and   the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We will have to comply with these rules by June 15, 2011. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities which could have an adverse effect on our business.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which currently trades on the OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”).  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than US$5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NYSE Amex, or even if so, has a price less than US$5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than US$5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

                The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.  Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 1B.            Unresolved Staff Comments

None.

ITEM 2.               Properties

We do not own any real property. However, we maintain leases with our landlord Changxing Xiangyi Industrial Park Investment Co. for the purpose of the production of our battery products at Plant B, which is located at Xiangyi Industrial Park, Jing’er Road, Changxing Economic Development Zone, Changxing County, Zhejiang Province, the People’s Republic of China. Those leases, none of which are affected by our relocation, are described in the table below:

Building	Area (Square meters)	Rental Amount Per year ($)	Commencement Date	Termination Date	Notes
Factory Building No. 1	6,200	70,386	January 1, 2009	December 31, 2013	The annual rent will increase by 5% yearly from January 1, 2010

The North Part of Factory Building No. 2	3,100	35,193	February 8, 2009	February 7, 2014	The annual rent will increase by 5% yearly from February 8, 2010

The South Part of Factory Building No. 2	3,100	35,193	February 1, 2009	January 31, 2014	The annual rent will increase by 5% yearly from February 1, 2010

Factory Building No. 3	6,200	70,950	January 18, 2010	January 17, 2015	The annual rent will increase by 5% yearly from January 18, 2011

Factory Building No. 4	6,200	68,867	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009

The North Part of Factory Building No. 5	3,100	35,475	October 16, 2009	October 15, 2014	The annual rent will increase by 5% yearly from October 16, 2010

The South Part of Factory Building No. 5	3,100	35,193	February 16, 2009	February 15, 2014	The annual rent will increase by 5% yearly from February 16, 2010

The North Part of Factory Building No. 6	3,100	34,434	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009

The South Part of Factory Building No. 6	3,100	35,475	October 16, 2009	October 15, 2014	The annual rent will increase by 5% yearly from October 16, 2010

Factory Building No. 7	6,200	70,386	February 16, 2009	February 15, 2014	The annual rent will increase by 5% yearly from February 16, 2010

Factory Building No. 8	6,200	68,867	August 1, 2008	July 31, 2013	The annual rent will increase by 5% yearly from August 1, 2009

In 2011, the Company purchased a 50-year land use right for RMB25,950,000 at Jingsi Road in Changxing County,Zhejiang Province, The People’s Republic of China. The total area of the land is 81,188.00 square meters and the plants and auxiliary building are being constructed in progress.

ITEM 3.	Legal Proceedings
In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2011, there was no pending or outstanding material litigation with the Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

On September 9, 2010, the Company held its annual meeting of the stockholders for the fiscal year ended March 31, 2010.  At the annual meeting the stockholders of the Company of record as of the close of business on August 11, 2010 voted in favor of electing Xu Kecheng, Liu Chuanjie, Gong Xiaoyan, Dong Quanfeng, Yun Hon Man, Lou Shourong and Jiang Yanfu to serve as the Company’s directors and reappointed Mazars CPA Limited to serve as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2011.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Prior to the Exchange, the Company’s common stock traded on the OTCBB under the symbol “WTRY” from October 15, 2007 to April 29, 2009 and subsequent to the Exchange, our common stock has traded on the OTCBB and then recently on the OTCQB under the symbol “CIEC”. There has been an extremely limited public market for our common stock.

When the trading price of our common stock is below US$5.00 per share, it may be considered to be a “penny stock” that may be subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

The following table sets forth on a per share basis for the periods shown, the high and low closing bid prices of the Company’s common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Closing Bid Prices	High (US$)	Low (US$)

Calendar Year Ending December 31, 2011

1st Quarter	4.90	3.40

Calendar Year Ended December 31, 2010

4 th Quarter	5.30	4.51

3 rd Quarter	5.50	5.10

2 nd Quarter	6.45	6.10

1 st Quarter	7.75	6.24

Calendar Year Ended December 31, 2009

4 th Quarter	7.51	4.10

3 rd Quarter	4.15	1.50

2 nd Quarter	4.00	1.50

1 st Quarter	1.70	0.93

Calendar Year Ended December 31, 2008

4 th Quarter	3.30	1.05

4 th Quarter (prior to 3 for 1 split)	0.10	0.10

3 rd Quarter:	0.10	0.10

2 nd Quarter:	0.10	0.10

1 st Quarter:	0.10	0.10

The high and low bid quotations for our common stock prior to March 31, 2011 were US$7.75 and US$0.10, respectively.  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Holders of Common Equity

As of June 10, 2011, we have issued Fifty Million (50,000,000) shares of our common stock to approximately 71 holders of record.  The Company believes that it has more stockholders since many of its shares are held in "street" name.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date hereof, we have no compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

Transfer Agent and Registrar

Interwest Transfer Company, Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, telephone (801) 272-9294, facsimile (801) 277-3147, currently serves as our transfer agent and registrar.

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

Overview

We are one of the leading producers of sealed lead-acid motive batteries, also known as valve regulated lead-acid motive batteries (“VRLA batteries”), in China's personal transportation device market. Currently, we manufacture over 19,800,000 sealed lead acid motive batteries each year, have more than 2,500 employees and are one of China's largest manufacturers of sealed lead-acid motive batteries for electric powered bicycles (LABEBs). For each of our fiscal years ended March 31, 2011 and 2010, sales revenues were US$243,814,000 and US$177,192,000, respectively, and our net income during the same periods amounted to US$11,066,000 and US$9,500,000, respectively.

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

The Company recognizes revenue when goods are delivered to customers. The Company assesses whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with transaction and whether the sale price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by the credit analysis, as well as the customer’s payment history.

Volume-based rebates are made at the time of sales of goods and are recognized as a reduction of sales.

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

Trade Receivables and Allowance for Doubtful Accounts

The allowance for the risk of non-collection of trade receivables takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivables. Trade receivables are presented net of an allowance for doubtful accounts of US$6,000 and US$6,000 as of March 31, 2011 and 2010, respectively.

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

Recent accounting pronouncements

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for the first interim or annual reporting period ending on or after December 31, 2010. The adoption of ASU No. 2010-02 did not have any affect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This ASU amends FASB ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, this ASU requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The requirement to provide the level 3 activity of purchases, sales, insurances and settlements on a gross basis, will be effective for fiscal year’s beginning after December 15, 2010, and for interim period within  those fiscal years. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Results of Operations

Results of Operations for the Fiscal Year Ended March 31, 2011 Compared To the Fiscal Year Ended March 31, 2010

The following table sets forth a summary of certain key components of our results of operations for years indicated, in dollars and as a percentage of revenues.

	For The Years Ended March 31,
	2011	2010	2011	2010
	$ ’000	$’000
Revenues	243,814	177,192	100.00%	100.00%
Cost of sales	(214,456)	(154,322)	87.96%	87.09%
Gross profit	29,358	22,870	12.04%	12.91%
Sales, marketing and distribution expenses	(10,882)	(8,696)	4.46%	4.91%
General and administrative expenses	(4,138)	(3,033)	1.70%	1.71%
Operating incomes	14,338	11,141	5.88%	6.29%
Other incomes, net	1,782	1,671	0.73%	0.94%
Loss on disposal of scrap inventories	(2,328)	-	0.95%	-%
Interest Income	483	343	0.20%	0.19%
Incomes before interest and income tax expenses	14,275	13,155	5.85%	7.42%
Interest expenses	(3,359)	(2,068)	1.38%	1.17%
Income before income tax expenses	10,916	11,087	4.48%	6.26%
Income tax expenses	(2,447)	(1,587)	1.00%	0.90%
Income before extraordinary item (less applicable income taxes of US$0)	8,469	9,500	3.47%	5.36%
Extraordinary item	2,605	-	1.07%	-%
Net income including non-controlling interest	11,074	9,500	4.54%	5.36%
Net income attributable to non-controlling interest	(8)	-	-%	-%
Other comprehensive income	1,437	106	0.59%	0.06%
Comprehensive income	12,503	9,606	5.13%	5.42%

 Revenues and Cost of Sales

Revenues increased by US$66,622,000, or 37.60%, to US$243,814,000 for the year ended March 31, 2011 compared with US$177,192,000 for the year ended March 31, 2010. This increase was mainly driven by the increase in sales volume by 3,242,000 units, or 22.39%, to 17,722,000 units for the year ended March 31, 2011 compared with 14,480,000 units for the year ended March 31, 2010.  This increase is also attributable to the favorable program “Introducing Electronic Appliance (Lead-Acid Motive Battery Project of Electric Bicycle) into Rural District”, introduced by the Ministries of Finance, Commerce, and Industry and Information that on March 23, 2010. In accordance with the measured data of the electric bicycle market demand in China as reported in a recent online article at www.chinanews.com.cn/cj/cjcyzh/news/2010/03-31/2201616.shtml, a copy of which was also filed as Exhibit 99.5 to the Registration Statement of which this annual report is made a part, it was estimated that this policy will stimulate more than 20% of sales of electric bicycle. As the market of electric bicycles continues to expand, we believe that the demand for new electric bike batteries and demand for replacing old batteries will maintain a significant growth. The increase of revenues was attributable to the increase in average selling price of 9% for our products as a result of the continued increase in major raw material cost per unit of production.

Cost of sales for the year ended March 31, 2011 and 2010 were US$214,456,000 and US$154,322,000, respectively. The increase in cost of sales of US$60,134,000, or 38.97%, was mainly due to an increase in sales volume by 22.93% and an increase in the cost of lead, a major raw material of VRLA batteries, which occupied 80% of our total production cost. During the year ended March 31, 2011, the average cost of lead increased US$200 /ton or 9.09% to US$2,400/ton compared with US$2,200/ton for the year ended March 31, 2010.

During the year ended March 31, 2011, we increased the selling price of our products in order to cover the increase in cost of our raw materials. The rate of increase in the average selling price was lower than the rate of increase in raw materials in order to maintain the competitiveness of our products,. As a result, the cost rate for the year ended March 31, 2011 increased by approximately 0.87% from 87.09% for the year ended March 31, 2010 to 87.96% for the year ended March 31, 2011.

Depreciation and Amortization

In order to expand our production capacity in Plant B to deal with the shutdown of Plant A pursuant to the relocation agreement entered with Administrative Committee of Changxing Economic Development Zone (“ACC”) and the demand of batteries from the market, we increased our investment in plant and equipment by US$2,247,000. As a result, the related depreciation increased from US$646,000 for the fiscal year ended March 31, 2010, to US$1,093,000 for the fiscal year ended March 31, 2011, representing increase of 69.2% or US$447,000.

General and Administrative Expenses

General and administrative expense were US$4,138,000 and US$3,033,000 for the years ended March 31, 2011 and 2010, respectively, and mainly consisted of research and development, staff salaries and benefits, consultancy, taxes and depreciation expenses. The increase of general and administrative expense by US$1,105,000, or 36.43%, was mainly attributable to the increase in research and development expenses incurred in order to improve our production technique as well as to develop new products. In addition, CCEC was entitled as a “High Technology Company” by the State Taxation Bureau of Zhejiang Province and as a result, enjoyed a preferable tax rate during the year ended March 31, 2011. In order to maintain of its status as a High Technology Company, it is necessary for us to maintain an appropriate input of the research and development. As a result, we have employed more employees engaged in research and development activities. As of March 31, 2011, our research and development employees increased from 20 to 80 employees. Our expenses used in the research and development increased from US$244,000 as of March 31, 2010 to US$1,605,000 for the year ended March 31, 2011 in response to the significant expansion on our research and development department.

Sales, Marketing and Distribution

Sales, marketing and distribution expenses were US$10,882,000 and US$8,696,000 for the years ended March 31, 2011 and 2010, respectively. This increase of US$2,186,000, or 25.14%, was mainly due to the increase in freight charges of US$1,732,000 in response to our increase in sales.

Loss on disposal of scrap inventories

The loss on disposal of scrap inventories for the year ended March 31, 2011 was US$2,328,000 and there was no such item in the previous years as the disposal of scrap inventories was attributable to the write-off of damaged batteries as a result of our relocation. Prior to our relocation, we arranged for a specific area in Plant B for the storage of machinery and equipment to be relocated from Plant A. During the relocation process, we tidied up the warehouse by stacking the batteries. However, due to the weight of the batteries, the top layer of batteries damaged the bottom layer of batteries. Management engaged a qualified entity to handle the scrap inventories immediately in order to avoid any leakages of battery acid and to avoid any negative effects on the environment. Therefore, the scrap inventories were written off accordingly.

Other Income, Net

Net other income was US$1,782,000 and US$1,671,000 for the years ended March 31, 2011 and 2010, respectively. The increase of net other income of US$111,000 or 6.64% was mainly attributable to the addition of dividend income from available-for-sale financial assets and an increase of government subsidies in an aggregate of  US$859,000 offset by the  decrease in net sales of lead to electric plates suppliers by US$716,000.

Incomes before Interest and Income Tax Expenses

Income before interest and income tax expenses increased from US$13,155,000 for the year ended March 31, 2010 to US$14,275,000 for the year ended March 31, 2011, representing an increase of US$1,120,000 or 8.51%. The increase of income was mainly attributable to the increase in sales.

Interest Expense

Interest expense was US$3,359,000 and US$2,068,000 for the years ended March 31, 2011 and 2010, respectively. Interest expense increased by US$1,291,000, or 62.43%, due to the increase in average short-term bank borrowing balances for the year ended March 31, 2011 as compared with the year ended March 31, 2010.  This is due to the fact that we have bank borrowings as our main source of funding to finance the construction of a new plant which we believe will further expand our production capacity.

Extraordinary item

During the year ended March 31, 2011, we ceased our production activities and relocated our production facility at Plant A at Jingyi Road to Plant B at Jing’er Road. Pursuant to the Compensation Agreement of Corporate Relocation Acquisition, ACC shall compensate the loss, amounting to US$2,605,000, when CCEC ceased its production and relocated its production facilities.

The transaction of relocation was considered an involuntary conversion of a non-monetary asset into a monetary asset. According to ASC605-40-25, to the extent the cost of a nonmonetary asset differs from the amount of monetary assets received, the result of the realization of a gain from the transaction is recognized.

The relocation activity is abnormal and significantly different from the ordinary and typical activities of the Company and is not expected to recur in the foreseeable future. According to ASC225-20, the Company classified the gain as an extraordinary item.

The Company considers the cost related to cessation of production of Plant A to be immaterial since the production capacity of Plant A at Jingyi Road (plant related to relocation) could be fully absorbed by Plant B at Jing’er Road without significant investment. For the year ended March 31, 2011, the Company recorded an extraordinary gain of US$2,605,000 in its consolidated statements of operations and other comprehensive income.

Pursuant to the Implementation Regulations to the EIT law of the PRC, only the portion of compensation income exceeding the reinvestment amount related to the relocation was taxable. All compensation income received by the Company would be reinvested into the fixed assets and long-term land lease prepayment of Plant C at Jingsi Road and therefore no income tax was applicable.

Net Income

The net income was US$11,074,000 and US$9,500,000 for the years ended March 31, 2011 and 2010, respectively, representing an increase of US$1,574,000 or 16.57%.  The net income was mainly derived from an increase in gross profit of US$6,488,000 and income from extraordinary items of US$2,605,000, offset by increase in freight charges of US$1,732,000, research and development cost of US$821,000 and interest expense of US$1,291,000, together with some unusual items which occurred during the year, including the loss on disposal of scrap inventories of US$2,328,000 and withholding tax expense of US$946,000 in connection with the declaration of a dividend by CCEC, amount to US$94,600,000, on October 16, 2010.

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

The following table sets forth the summary of our cash flows, in U.S. dollars, for the periods indicated:

	Fiscal Years Ended March 31
	2011	2010
	US$’000	US$’000
Net cash provided by (used in) operating activities	21,566	(9,163)
Net cash used in investing activities	(37,423)	(13,050)
Net cash provided by financing activities	17,233	25,601
Net increase in cash and cash equivalents	1,376	3,388
Effect of exchange rate changes on cash	235	11
Cash and cash equivalents at beginning of year	6,019	2,620
Cash and cash equivalents at end of year	7,630	6,019

Operating Activities

Net cash provided by operating activities was approximately US$21,566,000 for the year ended March 31, 2011, as compared to net cash used in operating activities of US$9,163,000 for the year ended March 31, 2010. This increase of cash flow of US$30,729,000 was mainly attributable to the increase of operating income of US$1,574,000 as well as cash generated from the decrease in inventory of US$18,727,000 and other financial assets of US$9,196,000.

Investing Activities

Net cash used in investing activities was approximately US$37,423,000 for the year ended March 31, 2011, as compared to approximately US$13,050,000 for the year ended March 31, 2010. This increase of net cash outflow of US$24,373,000, or 186.77%, was mainly due to the increase of investment in restricted bank balance of US$14,518,000, long term land lease prepayments of US$3,944,000, a deposit paid for the acquisition of land and buildings of US$3,838,000 and an acquisition of available for sale financial assets of US$1,844,000.

Financing Activities

Net cash provided by financing activities was approximately US$17,233,000 for the year ended March 31, 2011, as compared to net cash provided by financing activities of approximately US$25,601,000 for the year ended March 31, 2010. The decrease of cash flow of US$8,368,000 or 32.69% was mainly due to an increase of repayment of short term bank loans of US$35,869,000, offset by the increase of proceeds from bills financing of US$25,721,000 or 32.69%.

Working Capital

Our working capital decreased by approximately US$2,821,000 or 16.83% to approximately US$13,940,000 for the year ended March 31, 2011 as compared to working capital of approximately US$16,761,000 as of March 31, 2010.  This decrease is primarily due to the increase in trade receivables of approximately US$14,793,000, offset by the increase in notes payable, accrued expenses and other accrued liabilities and short-term bank borrowings of approximately US$38,132,000 in the aggregate. The increase in trade receivables was the result of the increase of sales volume. The increase in other accrued liabilities was mainly due to the increase in receipts in advance from customers for their purchase of products and the increase in short-term bank loans and notes payable was the result of our entering into new financing arrangements.

Capital Commitment

As of March 31, 2011 and 2010, the Company had outstanding capital expenditure commitments of approximately US$150,448,000 and US$84,000 respectively. The significant increase in capital commitments was mainly attributable to the outstanding capital expenditure relating to various construction projects and purchase of land and machineries pursuant to the Project Investment Contract entered with the Jiangsu Xuyi Economic Development Zone Administrative Committee on September 6, 2010 and Investment Agreement entered with the Administrative Committee of Changxing Economic Development Zone on August 20, 2010, amount to US$115,399,000 and US$34,961,000, respectively.

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

ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On September 9, 2010, the Company held its annual meeting of the stockholders for the fiscal year ended March 31, 2010.  At the annual meeting the stockholders of the Company of record as of the close of business on August 11, 2010 reappointed Mazars CPA Limited to serve as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2011.

There were no changes in and disagreements with our independent accountants on accounting and financial disclosure for the fiscal year ended March 31, 2011.

ITEM 9A.       Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of March 31, 2011 was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by Mazars CPA Limited, an independent registered public accounting firm, as stated in their report which appears in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            Other Information

None.

PART III

ITEM 10.             Directors, Executive Officers, and Corporate Governance

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management as of June 13, 2011. Our last annual meeting was held on September 9, 2010 at the Changxing International Hotel, No. 1 Taihu Rd., Changxing, Zhejiang Province, PRC, whereby stockholders of record on August 11, 2010 approved the appointment of Xu Kecheng, Liu Chuanjie, Lou Shourong, Dong Quanfeng, Jiang Yanfu, Gong Xiaoyan and Yun Hon Man, to our Board.

Name	Age	Position(s)
Xu Kecheng	49	Chairman of the Board, Chief Executive Officer & President
Liu Chuanjie	34	Chief Financial Officer, Treasurer, Director
Lou Shourong	47	Vice-President, Director
Fei Wenmei	49	Corporate Secretary
Zhu Zhongli	48	Vice-President of Sales
Dong Quanfeng	47	Independent Director
Jiang Yanfu	68	Independent Director
Gong Xiaoyan	65	Independent Director
Yun Hon Man	43	Independent Director
Gui Changqing	73	Significant Employee
Wang Huanxiang	35	Significant Employee

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by the Board and hold office until removed by the Board.

Biographies of Officers and Directors

Xu Kecheng. Mr. Xu has served as President, Chief Executive Officer and a Director of the Company since November 12, 2008. Mr. Xu founded CCEC in 2002 and has served as CCEC’s President and Chairman of the Board since its inception. Besides successfully establishing and running CCEC, Mr. Xu also acquired Ai Ge Organism Products Co., Ltd., a biological & pharmaceutical company in China in November 2006 where he serves as Chairman of the Board and Executive Director. In 2002, Mr. Xu was involved in the formulation of coated tempered glass panel standards used for home gas kitchen ranges, which was put on the list of the National Building Materials Industry Standard. Mr. Xu graduated from Hangzhou University in 1997 with the major in economic management. In addition to serving as senior economist to the Company, Mr. Xu is a member of China Battery Industry Association, a member of Huzhou CPPCC, a member of the Standing Committee of Changxing People’s Congress and he has been honored with the title of “Integrity Entrepreneur” by the Changxing Government. Mr. Xu also finished a course of study at the class of advanced training at the Party School of the CPC Central Committee.

Liu Chuanjie. Mr. Liu has served as Chief Financial Officer of the Company since June 15, 2010, as Treasurer of the Company since November 12, 2008 and has served as a Director of the Company since November 24, 2008. Mr. Liu also serves as Controller, Director of Finance and as a Director of CCEC since May 2004. Mr. Liu has expertise in accounting systems and national accounting policies, fund raising and investing. Prior to joining CCEC, Mr. Liu served as the head of the financial department of Changxing Chisen Xinguangyuan Co., Ltd., a manufacturing company in China, from October 2000 to April 2004. Mr. Liu received his Degree in Economic and Administration Management at the Nanjing Institute of Political Studies in 2009.

Lou Shourong. Mr. Lou has served as a Vice President of the Company since November 12, 2008 and as a Director since September 9, 2010. From October 2007 to present, Mr. Lou has served as a Deputy General Manager of CCEC, a manufacturing company in China. From April 2006 to September 2007, Mr. Lou served as Executive Deputy General Manager for Changxing Nuo Wan Te Ke Co., Ltd., a manufacturing company in China. Prior to that, Mr. Lou served as the factory director and marketing manager in Changxing Chisen Glass Co., Ltd., a manufacturing company in China from June 1996 to March 2006. Mr. Lou has extensive experience in materials supply, procurement and production plan management.

Fei Wenmei. Ms. Fei has served as Corporate Secretary of the Company since November 12, 2008. In March 2005, Ms. Fei joined CCEC as Chief Administrative Manager in charge of corporate brand building, intellectual property and project application. Ms. Fei currently serves CCEC as an assistant economist and clean production management controller. From March 1991 to February 2005, Ms. Fei served as Chief Administrative Manager of the Huaneng Changxing Power Plant Industry & Trading Company and prior to that she served as Chief of Staff at the Changxing Land Administration Bureau from March 1987 to February 1991. Ms. Fei has been engaged in administrative management for many years and has vast experience in corporate administrative management. Ms. Fei graduated from Zhejiang Radio and Television University with a degree in Chinese Language.

Zhu Zhongli. Mr. Zhu has served as Vice-President of Sales of the Company since June 3, 2009. Mr. Zhu is in charge of overall sales and marketing management. Mr. Zhu previously served as the Assistant General Manager of the Company since August 2006. Prior to joining the Company, Mr. Zhu served as the General Manager of Changxing Lida Wear-Resisting Material Co., Ltd., a manufacturing company in China, since March 1999. Mr. Zhu has extensive experience in the local Chinese market and has achieved outstanding success in sales of storage batteries in China.

Dong Quanfeng. Professor Dong has served as a Director of the Company since November 24, 2008. Professor Dong has served as a Chemistry professor and doctorial tutor at the Department of Chemistry of Xiamen University since March 2006. Professor Dong concurrently acts as a visiting research fellow at the National Hi-Tech Green Material Development Center, is a Member of the Editorial Board of the industry magazine “Battery” is a Member of the Chinese Institute of Electrics Chemical and Physical Power Committee, a Member of ISE, a Member of the American ECS and is the Vice Director of the Changxing Chisen Physical Chemistry Battery Research Center. Professor Dong is engaged in the research of new chemical electric power sources and related energy storage material and has finished several national and provincial-municipal scientific research projects. In 1997, Professor Dong won the provincial second prize of the Development of Science and Technology. In 1999, Professor Dong won the technology innovation prize of Hubei province. In 2004, Professor Dong won third prize of the Development of Science and Technology of Xiamen. In 2006, he won the title of “Technology Innovation Advanced Individual” by the National Information Industry. Professor Dong has issued over 80 papers on internationally significant academic journals and has applied for several patents. Prior to his employment as a full time professor at Xiamen University, Professor Dong served as an associate professor at Xiamen University since January 2001. Mr. Dong graduated from Wuhan University with a Ph D degree in Chemistry and performed postdoctoral research at Israel Technical Institute.

Jiang Yanfu. Professor Jiang has served as a Director of the Company since November 24, 2008. Professor Jiang has served as a professor and doctorial tutor of business administration at Tsinghua University since December 1993. Professor Jiang has served as Dean of the Entrepreneurial Research Center since April 2000 and has served as academic director-general and co-founded of Trinity Innovation since December 2003, a consulting company in China. Professor Jiang has expertise in entrepreneurial management, corporate governance and institutional economics. He has undertaken many important research programs such as the “Theoretical Study on Chinese Technology Innovation.” He served as a director of and as an advisor to many companies. Professor Jiang’s main research fields include risk investment and entrepreneurial management, corporate governance and cyber economy. The major courses he has instructed include Entrepreneurial Management, Technology and Institution Innovation, and Analysis of Institutional Economics.

Gong Xiaoyan. Ms. Gong has served as a Director of the Company since November 24, 2008. Ms. Gong currently serves as Chairman of Tianjin Bicycle Industrial Association, a non-governmental organization in China since June 2006. Prior to that, Ms. Gong served as Secretary-general of Tianjin Bicycle Industrial Association, a non-govermental organization in China since September 1998. She has been honored with the titles “China Top-Hundred Female Entrepreneurs,” “Most Influential Enterprises Leader of China” and “Tianjin Female Entrepreneur” issued by Tianjin Municipal Government.

Yun Hon Man. Mr. Yun has served as a director of the Company since November 24, 2008. Mr. Yun has served and continues to serve as a Corporate Consultant with Smart Pine Investment Limited since September 2007, a consulting firm organized under the laws of Hong Kong. Mr. Yun also serves as a Director of CH Lighting International Corporation (OTCBB: CHHN) since July 28, 2008 and as a Director of Xinde Technology Company (OTCBB: WTFS) since January 2010. Mr. Yun also served as Chief Operating Officer of China INSOnline Corp. (NASDAQ: CHIO) from January 2008 through April 2010. Prior to that, Mr. Yun served as Corporate Controller of Hi-Tech Wealth Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO) from January 2007 through August 2007. From January 2003 through December 2006, Mr Yun served as Corporate Controller of General Components, Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO). Mr. Yun is a Chartered Accountant having memberships with the Institute of Chartered Accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants and a member of the Hong Kong Institute of Certified Public Accountants. He was a member of Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

Biographies of Significant Employees

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

Wang Huanxiang. Mr. Wang has served as Technical Controller of CCEC since May 2008. Prior to that, Mr. Wang was a career researcher of the storage battery and served as Deputy General Manager of Zhejiang Chaowei Power Co., Ltd. from May 2004 to March 2008. Prior to that, Mr. Wang served as Chief of Technical Department of Zhejiang Wolong Technology Corp. from March 2001 to May 2004. He has several patents and has issued several papers, including “Research of S n SO 4 Applied to Electric Bicycles” and “Drying and Changing Technical Research for Long Cycle Life Lead-Acid Electrical Bicycle Battery” in various academic journals, including the International Battery. Mr. Wang is a graduate of Zhengzhou University with a degree in electrochemistry.

Code of Business Conduct and Ethics

The Company’s Board of Directors adopted a Code of Business Conduct and Ethics to help ensure compliance with legal requirements and our standards of business conduct. The Code of Business Conduct and Ethics applies to directors, officers and employees of Chisen. A copy of our Code of Business Conduct and Ethics is attached as Exhibit 14.1 to our Current Report on Form 8-K as filed with the SEC on February 4, 2009 which is accessible at the SEC’s website at www.sec.gov. The Code of Business Conduct and Ethics, and any amendments or waivers therefrom is also available in print, at no charge, to any stockholder who makes a written request to: Chief Financial Officer, Chisen Electric Corporation, Jingyi Road, Changxing Economic Development Zone, Changxing, Zhejiang Province, The People’s Republic of China.

Director Independence

Our Board of Directors has determined that 4 out of the 7 members of our Board of Directors are independent based on the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following directors are independent: Dong Quanfeng, Jiang Yanfu, Gong Xiaoyan and Yun Hon Man. The following directors are not independent: Xu Kecheng, Liu Chuanjie and Lou Shourong.

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives. None of our directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section above.

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

Committees of our Board of Directors

As of January 15, 2009, our Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee established in accordance with the Exchange Act and NASDAQ rules. Prior to January 15, 2009, we did not have an Audit Committee, a Compensation Committee or a Corporate Governance and Nominating Committee. During the fiscal year ended March 31, 2011, the Audit Committee met 5 times, the Compensation Committee met 2 times and the Corporate Governance and Nominating Committee met 2  times. A brief description of each committee is set forth below.

☐
Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditor’s objectivity and independence. The Board appointed Yun Hon Man, Gong Xiaoyan, Dong Quanfeng and Jiang Yanfu to serve as members of the Audit Committee, with Yun Hon Man serving as Chairman, commencing on January 15, 2009. Our Audit Committee financial expert is Yun Hon Man, an independent director.

☐
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

☐
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

☐
Strategy and Steering Committee – Xu Kecheng and Wang Chunyan served as members of the Strategy and Steering Committee, with Xu Kecheng serving as Chairman, during the fiscal year ended March 31, 2011.

Committee Charters

On January 15, 2009, the Board approved Charters for each of the Audit Committee, Compensation Committee and the Corporate Governance and Nominating Committee.

Director Qualifications and Experience

The following discussion sets forth the specific experience, qualifications, attributes and skills that the Company considered in making its decision to appoint and nominate directors to the Board.

Mr. Xu Kecheng was selected to serve on the Board based on his management and corporate governance experience having founded CCEC in 2002 and having served as Chairman of the Board and President of that company, President and Chief Executive Officer of the Registrant as well as serving as Chairman of the Board and Executive Director of Ai Ge Organism Products Co., Ltd., a biological and pharmaceutical company in China. Mr. Xu was also chosen to serve on the Board based on his professional standing in the industry as a member of the China Battery Industry Association, a member of Huzhou CPPCC, a member of the Standing Committee of Changxing People’s Congress and having been honored with the title of “Integrity Entrepreneur” by the Changxing Government. Lastly, Mr. Xu was selected based on his expertise in the industry and in management, having been involved in the formulation of coated tempered glass panel standing used for home gas kitchen ranges, which was put on the list of National Building Materials Industry Standard and having graduated from Hangzhou University with a major in economic management.

Mr. Liu Chuanjie was selected to serve on the Board based on his financial management experience having served as Controller, Director of Finance and as a Director of CCEC since 2004 and as head of the financial department of Changxing Chisen Xinguanyuan Co., Ltd., a manufacturing company in China from October 2000 to April 2004. Mr. Liu was also selected to serve on the Board based on his expertise in accounting systems and national accounting policies, fund raising and investing, and having graduated from Nanjing PLA Polytechnic University with a degree in economics and management.

Mr. Lou Shourong was selected to serve on the Board based on his management experience having served as Deputy General Manager of CCEC since October 2007 and Executive Deputy General Manager of Changxing Nuo Wan Te Ke Co., Ltd., a manufacturing company in China. Mr. Lou was also selected based on his extensive experience in materials supply, procurement and production plan management, having served as the factory director and marketing manager in Changxing Chisen Glass Co., Ltd., a manufacturing company in China from June 1996 to March 2006.

Professor Dong Quanfeng was selected to serve on the Board based on his professional standing and expertise in the industry, having served as a Chemistry professor and doctorial tutor at the Department of Chemistry of Xiamen University since March 2006, as a visiting research fellow at the National Hi-Tech Green Material Development Center in China, as a Member of the Editorial Board of the industry magazine “Battery”, as a Member of the Chinese Institute of Electrics Chemical and Physical Power Committee, as a Member of ISE, as a Member of the American ECS and as the Vice Director of the Changxing Chisen Physical Chemistry Battery Research Center. Professor Dong is engaged in the research of new chemical electric power sources and related energy storage material and has finished several national and provincial-municipal scientific research projects. In 1997, Professor Dong won the provincial second prize of the Development of Science and Technology. In 1999, Professor Dong won the technology innovation prize of Hubei province. In 2004, Professor Dong won third prize of the Development of Science and Technology of Xiamen. In 2006, he won the title of “Technology Innovation Advanced Individual” by the National Information Industry. Professor Dong has issued over 80 papers on internationally significant academic journals and has applied for several patents.

Professor Jiang Yanfu was selected to serve on the Board based on his professional standing and expertise in entrepreneurial management, corporate governance and institutional economics, having served as a professor and doctorial tutor of business administration at Tsinghua University since December 1993, as Dean of the Entrepreneurial Research Center since April 2000 and as academic director-general and co-founded of Trinity Innovation since December 2003, a consulting company in China. He has undertaken many important research programs such as the “Theoretical Study on Chinese Technology Innovation.” He served as a director of and as an advisor to many companies. Professor Jiang’s main research fields include risk investment and entrepreneurial management, corporate governance and cyber economy. The major courses he has instructed include Entrepreneurial Management, Technology and Institution Innovation, and Analysis of Institutional Economics.

Ms. Gong Xiaoyan was selected to serve on the Board based on her professional standing in the industry and her civic and community involvement, having served as Chairman of Tianjin Bicycle Industrial Association, a non-governmental organization in China since June 2006 and having been honored with the titles “China Top-Hundred Female Entrepreneurs,” “Most Influential Enterprises Leader of China” and “Tianjin Female Entrepreneur” issued by Tianjin Municipal Government.

Mr. Yun Hon Man was selected to serve on the Board based on his experience in finance and accounting as a “financial expert” as defined under the rules of the SEC and for his US public company experience as an officer, director and audit committee chairman, having served as a director of CH Lighting International Corporation (OTCBB: CHHN) since July 28, 2008, as a Director of Xinde Technology Company (OTCBB: WTFS) since January 2010 and having previously served as Chief Operating Officer of China INSOnline Corp. (NASDAQ: CHIO) from January 2008 through April 2010. Mr. Yun is a Chartered Accountant having memberships with the Institute of Chartered Accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants and a member of the Hong Kong Institute of Certified Public Accountants. He was a member of Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

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

Because of the role of the Board in the risk oversight of the Company, the Board believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to the Company’s operations. The Board recognizes that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations, and while the Board believes its current leadership structure enables it to effectively manage such risks, it was not the primary reason the Board selected its current leadership structure over other potential alternatives. See the discussion under the heading “Board Leadership Structure” above for a discussion of why the Board has determined that its current leadership structure is appropriate.

ITEM 11.             Executive Compensation

Compensation Discussion and Analysis

Not required for a “smaller reporting company”.

Summary Compensation Table

The following table sets forth compensation information for services rendered by our named executive officers in all capacities during the last 3 completed fiscal years (ended March 31, 2011, 2010 and 2009). The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name And Principal Function	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xu Kecheng, President &	2011	11,266	-0-	-0-	-0-	-0-	-0-	-0-	11,266
CEO (1)	2010	11,728	-0-	-0-	-0-	-0-	-0-	-0-	11,728
	2009	9,356	-0-	-0-	-0-	-0-	-0-	-0-	9,356

Liu Chuanjie, Chief Financial	2011	11,209	-0-	-0-	-0-	-0-	-0-	-0-	11,209
Officer and Treasurer (2)	2010	10,861	-0-	-0-	-0-	-0-	-0-	-0-	10,861
	2009	7,900	-0-	-0-	-0-	-0-	-0-	-0-	7,900

He Zhiwei, Former	2011	2,252	-0-	-0-	-0-	-0-	-0-	-0-	2,252
Chief Financial Officer (3)	2010	117,369	-0-	-0-	-0-	-0-	-0-	-0-	117,369
	2009	80,051	-0-	-0-	-0-	-0-	-0-	-0-	80,051

(1)
Xu Kecheng has served as the Company’s Chief Executive Officer and President effective as of November 12, 2008. Mr. Xu also served (and continues to serve) as President of CCEC during the fiscal years ended March 31, 2011, 2010 and 2009. Mr. Xu’s compensation for the years ended March 31, 2011, 2010 and 2009 reflects his services as CEO and President of the Company and President of CCEC, combined.

(2)
Liu Chuanjie has served as the Company’s Treasurer effective as of November 12, 2008. Mr. Liu also served (and continues to serve) as Controller and Director of Finance of CCEC during the fiscal years ended March 31, 2011, 2010 and 2009. Mr. Liu’s compensation for the years ended March 31, 2011, 2010 and 2009 reflects his services as Treasurer of the Company and Controller and Director of CCEC, combined. Mr. Liu has served as Chief Financial Officer of the Company since June 15, 2010.

(3)
He Zhiwei served as the Company’s Chief Financial Officer effective as of November 12, 2008 until June 15, 2010. Mr. He’s compensation for the years ended March 31, 2011, 2010 and 2009 reflects his services as CFO of the Company during such time periods.

As of March 31, 2011, the Company did not have any “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans” or “Potential Payments Upon Termination or Change in Control” to report.

Furthermore, the Company does not have any bonuses, stock awards, option awards, non-executive incentive plan compensation or non-qualified deferred compensation earnings to report.

Narrative Disclosure to Summary Compensation Table

The Company has no other compensation plans other than basic salary and benefits.

Additional Narrative Disclosure

 Employment Agreements

There are currently no employment agreements by and between the Registrant and its officers and employees. CCEC has a labor contract with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

 Benefit Plans

The Company has no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees; however our Board may recommend the adoption of one or more such programs in the future.In accordance with Chinese law, CCEC offers a welfare program pursuant to which it pays pension, accident, medical, birth, job and house allowance payments for all contract employees of CCEC.

Director Compensation

We did not provide any compensation to our Directors during the fiscal years ended March 31, 2011 and 2010. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

Indemnification of Directors and Executive Officers and Limitations of Liability

Nevada law authorizes, and our Bylaws and Articles of Incorporation provide for, indemnification of our directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers and controlling persons pursuant to the foregoing, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We may enter into indemnification agreements with each of our directors and officers that are, in some cases, broader than the specific indemnification provisions permitted by Nevada law, and that may provide additional procedural protection. As of the date of this annual report, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

☐	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;

☐	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or

☐	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the fiscal year ended March 31, 2011, the Company purchased raw materials, amount to US$8,425,000, from  Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”), a company which is controlled by a close family member of Mr. Xu Kecheng. As of March 31, 2011, the outstanding balance due to Ruilang Electronic was US$2,616,000.

During the fiscal year ended March 31, 2011, the Company purchased raw materials, amount to US$3,153,000, from Zhejiang Chisen Glass Company Limited (“Chisen Glass”), a company which is controlled by a close family member of Mr. Xu Kecheng. As of March 31, 2011, the outstanding balance due to Chisen Glass was US$1,201,000.

On April 20, 2007, the Company borrowed US$292,000 from Zhejiang Ai Ge Organism Products Company Limited (“AGO”), a company controlled by Mr. Xu Kecheng, to help the Company settle liquidity shortages. As of March 31, 2011, the outstanding balance due to AGO was US$304,000. These oral, unsecured advances are interest-free and repayable on demand.

On August 23, 2010, CCEC and Mr. Xu Kecheng formed Chisen Electric Jiangsu Co. Ltd. (CEJC) in Jiangsu Province, China. CEJC’s registered capital is RMB150,000,000, of which CCEC holds 98% (RMB147,000,000) and Mr. Xu Kecheng holds 2% (RMB 3,000,000). At the date of this annual report, CCEC has paid in RMB98,000,000 and Mr. Xu Kecheng has paid in RMB2,000,000, and the balance of RMB50,000,000 to be paid prior to July 31, 2012.

Related Parties as Guarantors

Mr. Xu Kecheng was the guarantor under Contract of Guarantee No. 032 (“Agreement 10.35”) whereby he agreed to guarantee the payment by CCEC of up to RMB90,000,000 (US$13,740,000) to the Bank of China (Changxing Branch) under various credit business contracts by and between CCEC and the Bank of China (Changxing Branch) which could be entered into from July 1, 2008 through May 20, 2012. Agreement 10.35 was replaced by Contract of Guarantee No. 130 (“Agreement 10.41”) on October 25, 2010.

On October 25, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin, the spouse of Mr. Xu Kecheng, became guarantors under Agreement 10.41 whereby they agreed to guarantee the payment by CCEC to the Bank of China Ltd. (Changxing Sub-Branch) for debt incurred by CCEC from October 25, 2010 to October 25, 2011, in a maximum guarantee amount up to RMB250,000,000 (US$38,167,000). Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.41.

On January 25, 2010, Mr. Xu Kecheng became a guarantor under Contract of Guarantee No. P2009M17SZJZH0001JF14-0081-1 (“Agreement 10.49”) whereby he agreed to guarantee the payment by CCEC up to RMB60,000,000 (US$9,160,000) to the CITIC Trust Co., Ltd. for debt incurred by CCEC under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-1. Mr. Xu Kecheng did not receive any consideration for entering into Agreement 10.49 and on January 24, 2011, this agreement expired.

On January 25, 2010, Mr. Xu Kecheng became a guarantor under Contract of Guarantee No. P2009M17SZJZH0001JF14-0081-2 (“Agreement 10.50”) whereby he agreed to guarantee the payment by CCEC up to RMB60,000,000 (US$9,160,000) to the CITIC Trust Co., Ltd. for debt incurred by CCEC under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-2. Mr. Xu Kecheng did not receive any consideration for entering into Agreement 10.50 and on January 24, 2011, this agreement expired.

Mr. Xu Kecheng and Ms. Zhou Fangqin are also the guarantor under Contract of Guarantee No. 3350012010AM00077301 (“Agreement 10.43”) whereby he agreed to guarantee the payment by CCEC of up to RMB69,000,000 (US$10,534,000) to the Bank of Communication (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for one year commencing November 16, 2010. Mr. Xu Kecheng and Ms. Zhou Fangqin did not receive any consideration for entering into Agreement 10.43.

On January 13, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under a Guarantee Contract 647200999201004 (“Agreement 10.39”) whereby they agreed to guarantee the payment by CCEC under RMB Loan Contract, No. 64720012302010004 to China Construction Bank Corporation (Changxing Sub-Branch) for a term of two years, however this loan was settled on January 12, 2011.  Mr. Xu Kecheng and Ms. Zho Fangqin had joint and several liability under Agreement 10.39 and neither of them have received any consideration for entering into Agreement 10.39.

On January 13, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under a Guarantee Contract No. 6472009992010005 (“Agreement 10.38”) whereby they agreed to guarantee the payment by CCEC under RMB Loan Contract, No. 64720012302010005 to China Construction Bank Corporation (Changxing Sub-Branch) for a term of two years, however this loan was settled on January 12, 2011.  Mr. Xu Kecheng and Ms. Zho Fangqin had joint and several liability under Agreement 10.38 and neither of them have received any consideration for entering into Agreement 10.38.

On April 19, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 64720012302010012 (“Agreement 10.45”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under RMB Loan Contract No. 64720012302010012. Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.45.

On September 27, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 64350099920102194 (“Agreement 10.44”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under Bank Acceptance Agreement No. 64350092302010194. Such debt was settled on March 27, 2011.  Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.44.

On October 9, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 647200123020100201 (“Agreement 10.46”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under RMB Loan Contract No. 64720012302010020. Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.46.

On October 18, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 64720092302010036 (“Agreement 10.47”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under Bank Acceptance Agreement No. 64720092302010036. Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.47.

On November 10, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 647200923020100381 (“Agreement 10.48”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under Bank Acceptance Agreement No.647200923002010038. Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.48.

On March 31, 2011, Mr. Xu Kecheng and Ms. Zho Fangqin became gaurantros under Guarantee Contract No. 672009992011036 (“Agreement 10.58”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC from March 31, 2011 to March 30, 2014, in a maximum guarantee amount up to RMB170,000,000 (US$25,954,000). Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.58.

Chisen Glass was the guarantor under a guarantee contract (“Agreement 10.31”) whereby it agreed to guarantee the payment by CCEC of up to RMB76,000,000 (US$11,603,000) to the Agricultural Bank of China (Changxing County Branch) under a series of business contracts by and between CCEC and such bank for a period of two years commencing on February 10, 2010. Agreement 10.31 was replaced by Contract of Guarantee No. 33905201000030826 (“Agreement 10.40”) on August 27, 2010.

Chisen Glass is the guarantor under Agreement 10.40 whereby it agreed to guarantee the payment by CCEC of up to RMB110,000,000 (US$16,794,000) to the Agricultural Bank of China (Changxing County Sub-Branch) under a series of business contracts by and between CCEC and such bank for a period of two years commencing on August 27, 2010. Chisen Glass has joint and several liabilities under Agreement 10.40, and neither Chisen Glass nor Mr. Xu Kecheng’s family member who controls Chisen Glass have received any consideration for entering into Agreement 10.40.

Also, on April 2, 2010, Chisen Glass entered into Guarantee Contract No. 6472009992010011 (“Agreement 10.32”) whereby it agreed to guarantee the payment by CCEC of up to RMB65,000,000 (US$9,924,000) to China Construction Bank Corporation (Changxing Branch) under various loan contracts which may be entered into by and between CCEC and such bank for a period of two years. Chisen Glass has joint and several liabilities under Agreement 10.32, and neither Chisen Glass nor Mr. Xu Kecheng’s family member who controls Chisen Glass have received any consideration for entering into Agreement 10.32.

Chisen Glass is also the guarantor under Contract of Guarantee No. ZB5202201100000010 (“Agreement 10.60”) whereby it agreed to guarantee the payment by CCEC of up to RMB40,000,000 ($6,107,000) to Shanghai Pudong Development Bank (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for three years commencing March 31, 2011. The term of Agreement 10.60 is three years. Chisen Glass has joint and several liability under Agreement 10.60 and neither it nor the close family member of Mr. Xu Kecheng who controls Chisen Glass received any consideration for entering into Agreement 10.60.

On January 12, 2010, Ruilang Electronic entered into Guarantee Contract No. 64720092502010004 (“Agreement 10.34”) whereby it pledged certain land use rights owned by Ruilang Electronic to secure the obligations of CCEC up to RMB44,000,000 (US$6,717,000) to China Construction Bank (Changxing Branch) under various loan contracts by and between CCEC and such bank, for a period of three years. Neither Ruilang Electric nor Mr. Xu Kecheng’s family member who controls Ruilang Electronic have received any consideration for entering into Agreement 10.34.

Xinguangyuan, a company which is controlled by a close family member of Mr. Xu Kecheng, is the guarantor under two separate guarantee agreements (“Agreement 10.36” and “Agreement 10.37”, respectively) with CITIC Trust Co., Ltd. whereby it agreed to guarantee the payment by CCEC of up to an aggregate RMB100,000,000 (US$15,267,000) to CITIC under two separate loan agreements by and between CCEC. On Janaury 24, 2011 such guarantees expired . Xinguangyuan had joint and several liability under Agreement 10.36 and Agreement 10.37 and neither it nor the close family member of Mr. Xu Kecheng referenced above received any consideration for entering into such agreements.

Xinguangyuan is also the guarantor under Contract of Guarantee No. ZB5201200900000013 (“Agreement 10.33”) whereby it agreed to guarantee the payment by CCEC of up to RMB26,000,000 ($3,969,000) to Shanghai Pudong Development Bank (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for three years commencing April 14, 2009. The term of Agreement 10.33 is two years. Xinguangyuan has joint and several liability under Agreement 10.33 and neither it nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.33.

Xinguangyuan is also the guarantor under Contract of Guarantee No. 3350012010AM00077300 (“Agreement 10.42”) whereby it agreed to guarantee the payment by CCEC of up to RMB69,000,000 (US$10,534,000) to the Bank of Communication (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for one year commencing November 16, 2010. Neither Xinguangyuan nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.42.

Xinguangyuan is also the guarantor under Contract of Guarantee No. 003 (“Agreement 10.51”) whereby it agreed to guarantee the payment by CCEC of up to RMB100,000,000 (US$15,267,000) to the Bank of China (Changxing County Sub-branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for one year commencing January 6, 2011. Neither Xinguangyuan nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.51.

Xinguangyuan is also the guarantor under Contract of Guarantee No. ZB5202201100000013 (“Agreement 10.59”) whereby it agreed to guarantee the payment by CCEC of up to RMB40,000,000 ($6,107,000) to Shanghai Pudong Development Bank (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for three years commencing March 31, 2011. The term of Agreement 10.59 is three years. Xinguangyuan has joint and several liability under Agreement 10.59 and neither it nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.59.

In connection with Agreement 10.41, Agreement 10.42, Agreement 10.43 and Agreement 10.51 described above (collectively, the “XXZ Guarantees”), Mr. Xu Kecheng, Zhou Fangqin and Xingguangyuan have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$22,336,000, as of March 31, 2011.

In connection with Agreement 10.32,  Agreement 10.45, Agreement 10.47, and Agreement 10.48 described above (collectively, the “XZG Guarantees”), Mr. Xu Kecheng, Ms. Zhou Fangqin and Chisen Glass have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$5,802,000, as of March 31, 2011.

In connection with Agreement 10.31 and Agreement10.40 described above (the “Glass Guarantees”), Chisen Glass has provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$11,450,000, as of March 31, 2011.

In connection with Agreement 10.33 described above (the “Xing Guarantees”), Xinguangyuan has provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$3,816,000, as of March 31, 2011.

In connection with Agreement 10.34 and Agreement 10.46 described above (collectively, the “XZR Guarantees”), Mr. Xu Kecheng, Ms. Zhou Fangqin and Ruilang Electronic have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$2,595,000 as of March 31, 2011.

In connection with Agreement 10.41 described above (the “XZT Guarantee”), Mr. Xu Kecheng, Ms. Zhou Fangqin and third parties have provided guarantee securing indebtedness of CCEC in an aggregate amount up to US$12,214,000 as of March 31, 2011.

Agreement 10.35, Agreement 10.36, Agreement 10.37, Agreement 10.38, Agreement 10.39, Agreement 10.44, Agreement 10.49, Agreement 10.50 Agreement 10.52, Agreement 10.53, Agreement 10.54, Agreement 10.55, Agreement 10.56, Agreement 10.57, Agreement 10.58, Agreement 10.59 and Agreement 10.60 were not utilized as of March 31, 2011.

In connection with Agreement 10.31, Agreement 10.32, Agreement 10.33, Agreement 10.34, Agreement 10.40, Agreement 10.41, Agreement 10.42, Agreement 10.43, Agreement 10.46, Agreement 10.51, Agreement 10.58, Agreement 10.59, and Agreement 10.60 described above, Xingguangyuan, Ruilang Electronic, Chisen Glass, Mr. Xu Kecheng, Ms. Zhou Fangqin and third parties have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$93,401,000 at the date of this annual report.

An aggregate of US$79,190,000 was paid by CCEC towards the principal amount of the indebtedness secured by the Related Parties Guarantees as of March 31, 2011.  An aggregate of US$2,166,000 was paid by CCEC towards the interest on the loans secured by the Related Parties Guarantees as of March 31, 2011.

Policies and Procedures for Related-Party Transactions

The Company does not have any formal written policies or procedures for related party transactions, however in practice, the Audit Committee reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct.

Director Independence

The following directors are independent: Dong Quanfeng, Jiang Yanfu, Gong Xiaoyan and Yun Hon Man. The following directors are not independent: Xu Kecheng, Liu Chuanjie and Lou Shourong.

ITEM 14.             Principal Accountant Fees and Services

The firm of Mazars CPA Limited (“Mazars”) acts as our independent registered public accounting firm effective as of January 14, 2009.  The following is a summary of fees incurred for services rendered.

Audit Fees

During the year ended March 31, 2011, the fees for our current principal accountant, Mazars, were US$250,500 for the audit of our consolidated financial statements included in this Annual Report and reviews of Form 10-Q.

Audit-Related Fees

During the year ended March 31, 2011, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the year ended March 31, 2011, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the year ended March 31, 2011, there were no fees billed for products and services provided by the current principal accountant, Mazars, other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Board of Directors during the fiscal year ended March 31, 2011, which, at the time of such approval, performed all of the functions of an Audit Committee in light of the subsequent formal creation of the Company’s existing Audit Committee and adoption of the Audit Committee’s Charter in January 2009.

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

10.22	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Provided herewith

10.25	Sales Contract, dated August 31, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anqing Burui Power Supply Co., Ltd. (English Translated and Mandarin Versions)	Provided herewith

10.26	Contract, dated November 24, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anyang City Yubei Gold and Lead Co., Ltd. (English Translated and Mandarin Versions)	Provided herewith

10.27	Parts Acquisition Contract, dated January 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Xinri E-Vehicle Co., Ltd. (English Translated and Mandarin Versions)	Provided herewith

10.29	Contract, dated August 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Tianjin Aima Technology Company Limited (English Translated and Mandarin Versions)	Provided herewith

10.30	Supplementary Agreement of Changxing Chisen Electric Co., Ltd. Relocation Project (English Translated and Mandarin Versions)	Provided herewith

10.31
Contract of Guaranty of Maximum Amount, dated on our about February 10, 2010, by and between Agricultural Bank of China (Changxing County Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)
Provided herewith

10.32	Guarantee Contact, dated on or about April 2, 2010, by and between China Construction Bank Corporation (Changxing Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Provided herewith

10.33
Contract Guarantee of Maximum Amount, dated on or about April 14, 2009, by and between Shanghai Pudong Development Bank (Huzhou Branch) and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (English Translated and Mandarin Versions)
Provided herewith

10.34	Guarantee Contract, dated on or about January 12, 2010, by and between Changxing Economic Development Zone and Zhejiang Changxing Ruilang Electric Co., Ltd. (English Translated and Mandarin Versions)	Provided herewith

10.35	Contract of Guarantee with a Maximum Amount, dated on or about July 1, 2008, by and between Bank of China (Changxing Branch) and Mr. Xu Kecheng (English Translated and Mandarin Versions)	Provided herewith

10.36	Contract of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Xinguangyuan Co., Ltd. (RMB40,000,000) (English Translated and Mandarin Versions)	Provided herewith

10.37	Contact of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (RMB60,000,000) (English Translated and Mandarin Versions)	Provided herewith

10.38
Guarantee Contract (64720012302010005), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.39
Guarantee Contract (64720012302010004), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.40
Contract of Guarantee of Maximum Amount (33905201000030826), undated, by and between Agricultural Bank of China Changxing County Sub-branch, on the one hand, and Zhejiang Chisen Glass Co., Ltd., on the other hand  (English Translated and Mandarin Versions)
Provided herewith

10.41
Contract of Guarantee with a Maximum Amount (BOC 130), dated October 25, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of China Ltd., on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.42
Contract of Guarantee (3350012010AM00077300), dated November 16, 2010, by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and Bank of Communication (Huzhou Branch) (English Translated and Mandarin Versions)
Provided herewith

10.43
Contract of Guarantee (3350012010AM00077301), dated November 16, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of Communication (Huzhou Branch) on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.44
Guarantee Contract (6435009992012194), dated September 27, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.45
Guarantee Contract (64720012302010012), dated April 19, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.46
Guarantee Contract (647200123020100201), dated October 9, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.47
Guarantee Contract (64720092302010036), dated October 18, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.48
Guarantee Contract (647200923020100381), dated November 10, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.49
Contract of Guarantee (P2009M17SZJZH0001JF14-0081-1) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-1 , undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Mandarin Versions)
Provided herewith

10.50
Contract of Guarantee (P2009M17SZJZH0001JF14-0081-2) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-2), undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Mandarin Versions)
Provided herewith

10.51	Contract of Guarantee (003), by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and the Bank of China (English Translated and Mandarin Versions)	Provided herewith

10.52	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd. dated March 8, 2010 (English Translated and Mandarin Versions)	Provided herewith

10.53	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd., dated December 20, 2010 (English Translated and Mandarin Versions)	Provided herewith

10.54	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Changxing Ruilang Electronic Company Limited dated October 18, 2010 (English Translated and Mandarin Versions)	Provided herewith

10.55	Summary of Oral Loan Agreement with Ai Ge Organism Products Company Limited	Provided herewith

10.56	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Provided herewith

10.57	Electrode Plate Supply Contract, by and between Changxing Chisen Electric Co., Ltd. and Anqing Borui Power Supply Co., Ltd., dated August 2, 2010 (English Translated and Mandarin Versions)	Provided herewith

10.58
Guarantee Contract (6472009992011036), dated March 31, 2011, by and between Xu Kecheng, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Provided herewith

10.59
Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount,  dated March 31, 2011, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)
Provided herewith

10.60
Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount,  dated March 31, 2011, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Changxing Chisen Xingguangyuan Co., Ltd. (English Translated and Mandarin Versions)
Provided herewith

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

16.1	Letter to SEC from Pritchett, Siler & Hardy, P.C.	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.4	China Battery Industry Association Certificate of Ranking (English Translated Version)	Provided herewith

99.5	China News Article entitled “Electric Bicycles are Involved in Government’s Subsidy Program” (English and Mandarin Versions)	Provided herewith

99.6	Subsidize Policy on New Energy Vehicle (English and Mandarin Versions)	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHISEN ELECTRIC CORPORATION
Date: June 14, 2011

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

Signatures	Title	Date

/s/ Xu Kecheng	Chairman of the Board, Chief Executive Officer,
Name: Xu Kecheng	President, Principal Executive Officer	June 14, 2011

/s/ Liu Chuanjie	Chief Financial Officer, Principal Accounting and
Name: Liu Chuanjie	Financial Officer, Treasurer and Director	June 14, 2011

/s/ Lou Shourong
Name: Lou Shourong	Vice-President and Director	June 14, 2011

/s/ Dong Quanfeng
Name: Dong Quanfeng	Director	June 14, 2011

/s/ Yun Hon Man
Name: Yun Hon Man	Director	June 14, 2011

/s/ Jiang Yanfu
Name: Jiang Yanfu	Director	June 14, 2011

/s/ Gong Xiaoyan
Name: Gong Xiaoyan	Director	June 14, 2011

Consolidated Financial Statements of
Chisen Electric Corporation
For the years ended March 31, 2011 and 2010

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firm	F-1 – F-2

Consolidated Statements of Operations and Other Comprehensive Income	F-3 – F-4

Consolidated Balance Sheets	F-5 – F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to and Forming Part of Consolidated Financial Statements	F-10 – F-29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Chisen Electric Corporation

We have audited the accompanying consolidated balance sheets of Chisen Electric Corporation (“Chisen Electric”) and its subsidiaries (collectively referred to as the (“Company”)) as of March 31, 2011 and 2010, and the related consolidated statement of operations and other comprehensive income, changes in stockholders’ equity and cash flows for each of the year then ended. We also have audited the Company’s internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Chisen Electric Corporation

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/Mazars CPA Limited
Certified Public Accountants
Hong Kong
Date : June 14, 2011

Chisen Electric Corporation

Consolidated Statements of Operations and
Other Comprehensive Income
For the years ended March 31, 2011 and 2010

		Years ended March 31
		2011	2010
	Note	US$’000	US$’000
			(As restated)
Operating revenues:
Net sales to third parties		243,814	177,192

Cost of sales		(214,456)	(154,322)

Gross income		29,358	22,870

Operating expenses:
Sales, marketing and distribution		(10,882)	(8,696)
General and administrative		(4,138)	(3,033)

Operating income		14,338	11,141

Other income, net		1,782	1,671
Loss on disposal of scrap inventories		(2,328)	-
Interest income		483	343
Interest expense		(3,359)	(2,068)

Income before income taxes		10,916	11,087

Income taxes expense	4	(2,447)	(1,587)

Income before extraordinary item		8,469	9,500

Extraordinary item (less applicable income taxes of US$0)	18	2,605	-

Net income including non-controlling interest		11,074	9,500

Less: Net income attributable to non-controlling interest		(8)	-

Net income attributable to CIEC common stockholders		11,066	9,500

Other comprehensive income
Foreign currency translation adjustment		1,437	106

Comprehensive income		12,503	9,606

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Operations and
Other Comprehensive Income
For the years ended March 31, 2011 and 2010

	Years ended March 31
	2011	2010
	US$’000	US$’000

	Shares	Shares
Earnings per share
Weight average number of common stock outstanding - basic and diluted	50,000,000	50,000,000

	US$	US$

Net income per share of common stock outstanding before extraordinary item - basic and diluted	0.17	0.19

Net income per share of common stock outstanding after extraordinary item - basic and diluted	0.22	0.19

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2011 and 2010

		As of March 31,	As of March 31,
		2011	2010
ASSETS	Note	US$’000	US$’000

Current assets:
Cash and cash equivalents		7,630	6,019
Restricted bank balances	5	44,289	21,420
Other financial assets	6	4,662	7,438
Trade receivables, net		65,233	50,440
Other receivables		4,618	800
Prepayments		6,564	4,933
Due from a related party	14(b)	8	8
Inventories	7	25,173	30,038
Assets classified as held for sale	17(a)	2,582	-

Total current assets		160,759	121,096

Available-for-sale financial assets	8	2,761	882
Long-term land lease prepayments, net	10	4,249	749
Property, plant and equipment, net	9	16,633	10,474
Deposit for acquisition of land and property, plant and equipment		3,838	-

Total assets		188,240	133,201

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2011 and 2010

		As of March 31,	As of March 31
		2011	2010
	Note	US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables		15,765	14,923
Notes payable	11	48,640	35,504
Accrued expenses and other accrued liabilities		11,065	5,087
Due to related parties	14(b)	4,126	2,532
Income taxes payable		955	148
Short-term bank borrowings	12	65,159	46,141
Liabilities directly associated with assets classified as held for sale	17(b)	1,109	-

Total current liabilities		146,819	104,335

Government subsidies	13	95	139
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		555	599

Total liabilities		147,374	104,934

Commitments and contingencies	16	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each:
10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each:
100,000,000 shares authorized 50,000,000 shares issued and outstanding		50	50
Capital reserves		144	144
Statutory reserves		3,704	2,239
Accumulated other comprehensive income		2,491	1,054
Retained earnings		34,381	24,780

Total CIEC stockholders’ equity		40,770	28,267

Non-controlling interests		96	-

Total stockholders’ equity		40,866	28,267

Total liabilities and stockholders’ equity		188,240	133,201

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Changes in Stockholders' Equity
For the years ended March 31, 2011 and 2010

	Common stock issued
	Number of shares	Amount	Capital reserves	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total CIEC stockholders’ equity	Non- controlling interests	Total stockholders’ equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2009	50,000,000	50	144	1,103	948	16,416	18,661	-	18,661
Net income	-	-	-	-	-	9,500	9,500	-	9,500
Transfer to statutory reserves	-	-	-	1,136	-	(1,136)	-	-	-
Foreign currency translation adjustment	-	-	-	-	106	-	106	-	106

Balance as of March 31, 2010	50,000,000	50	144	2,239	1,054	24,780	28,267	-	28,267

Balance as of April 1, 2010	50,000,000	50	144	2,239	1,054	24,780	28,267	-	28,267
Net income	-	-	-	-	-	11,066	11,066	8	11,074
Transfer to statutory reserves	-	-	-	1,465	-	(1,465)	-	-	-
Foreign currency translation adjustment	-	-	-	-	1,437	-	1,437	-	1,437
Capital contributed by non-controlling interests	-	-	-	-	-	-	-	88	88

Balance as of March 31, 2011	50,000,000	50	144	3,704	2,491	34,381	40,770	96	40,866

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Cash Flows
For the years ended March 31, 2011 and 2010

	Years ended March 31,
	2011	2010
	US$’000	US$’000
Cash flows from operating activities
Net income including non-controlling interests	11,074	9,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,093	646
Written-off of property, plant and equipment	-	6
Loss on disposal of property, plant and equipment	151	-
Compensation for loss of equipment (Note 18)	(851)	-
Amortization of long-term land lease prepayments	10	13
Provision for inventories	188	-
Exchange differences	306	22
Provision for warranty costs	948	197
Government grant recognized	(48)	(47)
Changes in assets and liabilities:
Other financial assets	3,078	(6,118)
Trade receivables, net	(12,745)	(15,265)
Other receivables	(2,678)	46
Prepayment	(1,430)	(4,067)
Due from a related party	(1)	468
Inventories	5,897	(12,830)
Trade payables	236	3,699
Notes payable	11,694	12,060
Accrued expenses and other accrued liabilities	2,346	732
Due to related parties	1,491	1,891
Income taxes payable	807	(116)

Net cash provided by (used in) operating activities	21,566	(9,163)

Cash flows from investing activities
Purchase of property, plant and equipment	(6,723)	(5,417)
Proceeds on disposal of property, plant and equipment	41	-
Addition of long-term land lease prepayments	(4,095)	(151)
Compensation received for loss of equipment (Note 18)	1,036	-
Investment in restricted bank balances, net	(22,000)	(7,482)
Deposit paid for acquisition of land and buildings	(3,838)	-
Acquisition of available-for-sale financial assets	(1,844)	-

Net cash used in investing activities	(37,423)	(13,050)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Cash Flows
For the years ended March 31, 2011 and 2010

	Years ended March 31,
	2011	2010
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	47,175	41,666
Repayment of short-term bank loans	(55,602)	(19,733)
Proceeds from bills financing	29,389	3,668
Repayment of bills financing	(3,817)	-
Capital contributed by non-controlling interests	88	-

Net cash provided by financing activities	17,233	25,601

Net increase in cash and cash equivalents	1,376	3,388

Cash and cash equivalents, beginning of year	6,019	2,620

Effect on exchange rate changes	235	11

Cash and cash equivalents, end of year	7,630	6,019

Supplemental disclosure of cash flow information
Interest received	483	343
Interest paid	3,057	1,981
Tax paid	1,643	1,635

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Chisen Electric Corporation (“Chisen Electric”), formerly known as World Trophy Oufitters, Inc., was formed as a Nevada corporation on January 13, 2005. Its common stocks are currently trading on the Over-The-Counter Quote Board under the symbol “CIEC”.

Chisen Electric is an investment holding company with no operations. The principal activities of its subsidiaries (together with Chisen Electric, collectively referred as “the Company”) are the manufacture and sales of sealed lead-acid battery products and investment holding.

Details of Chisen Electric’s subsidiaries as of March 31, 2011 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Zhejiang Chisen Electric Co., Limited * (“Zhejiang Chisen”) (Formerly known as Changxing Chisen Electric Co., Limited)	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead-acid battery products

Chisen Technology Holdings Corporation (“Chisen Technology”)	Nevada, United States May 18, 2009	100%	Inactive

Chisen Electric Jiangsu Co., Limited * (“Chisen Jiangsu”)	Jiangsu, PRC August 23, 2010	98%	Manufacture and sales of sealed lead-acid battery products

*	These are direct translation of the name in Chinese for identification purpose only and are not the official name in English.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
For the years ended March 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition
Operating revenue represents sale of goods at invoiced value to customers, net of returns, discounts, rebates and value-added tax (“VAT”), and is recognized when the significant risks and rewards of ownership of goods have been transferred to customers, the sales price to the customers is fixed or determinable and the collectability of consideration is reasonably assured.

The Company recognizes revenue when goods are delivered to customers.  The Company assesses whether the selling price is fixed or determinable based on the contract and/or customer purchase order and payment terms associated with the transaction and whether the sale price is subject to refund or adjustment. The Company assesses collectability based primarily on the creditworthiness of the customer as determined by the credit analysis, as well as the customer’s payment history.

Volume-based rebates are made at the time of sales of goods and are recognized as a reduction of sales.

Costs related to shipping and handling are included in selling, marketing and distribution expenses.

Segmental information
During the years ended March 31, 2011 and 2010, all revenue of the Company represented income from sales of sealed lead-acid batteries and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment information is presented.

Research and development costs
All costs of research and development activities are generally expensed as incurred. Research and development costs were US$1,065,000 and US$244,000 for the years ended March 31, 2011 and 2010, respectively.

Advertising and promotion costs
Advertising and promotion costs are expensed as sales, marketing and distribution costs as incurred. Advertising costs were US$636,000 and US$681,000 for the years ended March 31, 2011 and 2010, respectively.

Shipping and handling costs
Shipping and handling costs are expensed as sales, marketing and distribution costs as incurred. Shipping costs were US$5,472,000 and US$3,597,000 for the years ended March 31, 2011 and 2010, respectively.

Retirement plan costs
Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$808,000 and US$502,000 for the years ended March 31, 2011 and 2010, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

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

The Company principally takes into account the financial information of the investee and investment returns for the purpose of identifying potential impairment.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Trade receivables and allowance for doubtful accounts
The allowance for the risk of non-collection of trade receivables takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivables. Trade receivables are presented net of an allowance for doubtful accounts of US$6,000 and US$6,000 as of March 31, 2011 and 2010, respectively.

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
For the years ended March 31, 2011 and 2010

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

Warranty
Estimated warranty costs are recognized at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs, which are reviewed periodically in light of actual experience. The carrying amounts of estimated warranty costs were included in accrued expenses and other accrued liabilities as of March 31, 2011 and 2010. The reconciliation of the changes in the warranty obligation is as follows:

	Years ended March 31,
	2011	2010
	US$’000	US$’000

Balance as of April 1,	226	121
Exchange realignment	12	1
Accrual for warranties issued during the year	948	188
Settlement made during the year	(885)	(84)

Balance as of March 31,	301	226

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

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

Earnings per share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since there were no potentially dilutive securities for the years ended March 31, 2011 and 2010, basic and diluted earnings per share are the same for both years.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements
In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for the first interim or annual reporting period ending on or after December 31, 2010. The adoption of ASU No. 2010-02 did not have any affect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This ASU amends FASB ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, this ASU requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The requirement to provide the level 3 activity of purchases, sales, insurances and settlements on a gross basis, will be effective for fiscal year’s beginning after December 15, 2010, and for interim period within  those fiscal years. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

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

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805) “Disclosure of supplementary Pro Forma Information for business combinations”, which specify that if a public entity presents comparative financial statements, the entity should disclosure revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year has occurred as of the beginning of the comparable prior annual reporting period. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

3.	OPERATING RISKS

(a)	Concentration of major customers and suppliers

	Years ended March 31,
	2011		2010
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	US$	146,209,000	US$	71,161,000
Percentage of sales		60%		40%
Number		4		2

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	US$	108,281,000	US$	100,982,000
Percentage of purchases		57%		64%
Number		3		4

Trade receivables related to the Company’s major customers comprised 94% and 80% of all account receivables as of March 31, 2011 and 2010, respectively.

Trade payables related to the Company’s major suppliers comprised 36% and 20% of all account payables as of March 31, 2011 and 2010, respectively.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arisen from financial economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The major concentrations of credit risk arise from the Company’s accounts receivable. Even though the Company has major concentrations, it does not consider itself exposed to significant risk with regard to the related receivables.

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
For the years ended March 31, 2011 and 2010

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

Zhejiang Chisen and Chisen Jiangsu are subject to state and local enterprise income taxes in the PRC at a standard rate of 25%. Zhejiang Chisen received official designation by the local tax authority as a foreign invested enterprise engaged in manufacturing activities and is confirmed by the local tax authority that it is exempted from enterprise income tax for two years commencing from the first profitable year in 2006, followed by a 50% reduction for the next three years up to December 31, 2010. Since January 1, 2011, Zhejiang Chisen has been designated by the local tax authority as “New and High Technology Enterprises”. As a result, the effective tax rate applicable to Zhejiang Chisen was 15% commencing on January 1, 2011.

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 10% withholding tax. Other than the withholding tax expenses on dividend declared by a PRC subsidiary of US$946,000 was recognized during the year, no deferred tax expenses on undistributed profits were charged to the statement of operations for the year ended March 31, 2011 and 2010.

(a)	Income tax expenses are comprised of the following:

	Years ended March 31,
	2011	2010
	US$’000	US$’000

Current taxes arising in the PRC:
Corporate income tax	1,501	1,587
Withholding tax on dividends declared by the PRC foreign investment enterprise	946	-

	2,447	1,587

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

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

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of March 31, 2011 and 2010, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of March 31, 2011 and 2010, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended March 31, 2011 and 2010, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2010: 25%) is as follows:

	Years ended March 31,
	2011	2010
	US$’000	US$’000

Expected income tax expenses	2,729	2,772
Effect on tax incentives / holiday	(1,281)	(1,389)
Withholding tax	946	-
Non-deductible items	-	6
Non-taxable income	(118)	-
Others	171	198

Income tax expenses	2,447	1,587

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

4.	INCOME TAXES (CONTINUED)

(c)	Components of net deferred tax liabilities were as follows:

	As of March 31,	As of March 31,
	2011	2010
	US$’000	US$’000

Withholding tax on undistributed earnings of a PRC subsidiary	460	460

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity within six months to secure banking facilities granted by various financial instruments as follows:

		As of March 31,
		2011	2010
	Note	US$’000	US$’000

Notes payable	11	30,167	19,659
Bills financing	12	14,122	1,761

		44,289	21,420

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of trade receivable balances. As of March 31, 2011 and 2010, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

7.	INVENTORIES

Inventories consisted of the following:
	As of March 31, 2011	As of March 31, 2010
	US$’000	US$’000

Raw materials	3,669	7,186
Work-in-progress and semi-finished goods	7,473	13,482
Finished goods	14,031	9,370

	25,173	30,038

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of March 31, 2011 and 2010 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of March 31,	As of March 31,
	2011	2010
	US$’000	US$’000

Buildings	3,001	5,468
Leasehold improvements	1,016	495
Plant and machinery	4,638	4,071
Motor vehicles	1,398	974
Furniture, fixtures and office equipment	1,743	1,419
Construction in progress	6,939	-

	18,735	12,427

Accumulated depreciation	(2,102)	(1,953)

	16,633	10,474

Depreciation expenses were approximately US$1,093,000 and US$646,000 for the years ended March 31, 2011 and 2010, respectively.

10.	LONG-TERM LAND LEASE PREPAYMENTS, NET

	As of March 31,
	2011	2010
	US$’000	US$’000

Prepaid land use rights	4,252	807
Accumulated amortization	(3)	(58)

	4,249	749

Lease prepayment as of March 31, 2011 and 2010 represented the land use rights located in the PRC, which are amortized over the leasehold periods.

During the year, certain land lease prepayments with carrying amount of US$615,000 were reclassified to assets held for sales as set out in Note 17(a) below.

Amortization expense for the years ended March 31, 2011 and 2010 were US$10,000 and US$13,000 respectively. The estimated aggregate amortization expense for each of the five succeeding years is US$85,000.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

11.	NOTES PAYABLE

Notes payable were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purchase of raw materials for production exclusively. The Company has to repay the notes within nine months from date of issuance and service fees would be charged by banks for the issuance of the notes. The notes payable were collateralized by restricted bank balances.

In addition, various parties have issued guarantee against these notes payable as follows:

	As of March 31,	As of March 31,
	2011	2010
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	17,557	14,377
Corporate guarantees issued by third parties	3,435	1,467

As of March 31, 2011 and 2010, the Group had unutilized banking facilities of approximately US$4,809,000 and US$Nil to meet the liquidity needs.

12.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of March 31,	As of March 31,
	Note	2011	2010
		US$’000	US$’000

Short-term bank loans	(i)	35,770	42,473
Bills financing	(ii)	29,389	3,668

		65,159	46,141

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

12.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(i)	Short-term bank loans (Continued)

The loans, together with the notes payables as set out in Note 11, are collateralized by assets of the Company with carrying values as follows:
	As of March 31,	As of March 31,
	2011	2010
	US$’000	US$’000

Land lease prepayments	-	598
Buildings	-	2,018
Trade receivables	5,038	-

	5,038	2,616

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of March 31,	As of March 31,
	2011	2010
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	25,389	30,589
Corporate guarantees issued by third parties	5,343	1,467
Corporate and personal guarantees issued jointly by related parties and a third party (Note 14(d))	-	8,802

The weighted average annual interest rates of the short-term bank loans were 5.05% and 5.40% as of March 31, 2011 and 2010 respectively.

(ii)	Bills financing

Bill financing represents amounts due to various banks which are repayable within six months from the date of issue. As of March 31, 2011 and 2010, the bills are secured by certain restricted bank balances of the Company with carrying value of US$14,122,000 and US$1,761,000 and guaranteed by certain related parties and third parties to the extent of US$15,267,000 and US$1,907,000, respectively.

The weighted average annual interest rates of the bills financing were 3.31% and 3.96% as of March 31, 2011 and 2010, respectively.

13.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$48,000 and US$47,000 were credited to the statement of operations for the years ended March 31, 2011 and 2010 respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS
(a)	Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric

Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng

Mr. Xu Keyong	A close family member of Mr. Xu Kecheng

Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng

Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng

Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”) *	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translation of the name in Chinese for identification purpose only and are not the official names in English.

(b)	Summary of balances with related parties:

	As of March 31,	As of March 31,
	2011	2010
	US$’000	US$’000
Due from a related party:
Ms. Zhou Fang Qin	8	8

Due to related parties:
Mr. Xu Keyong	2	25
Chisen Glass	1,201	110
Ruilang Electronic	2,616	2,102
Ai Ge Organism	304	292
Nuo Wan Te Ke	3	3

	4,126	2,532

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

		Years ended March 31,
Name of related party	Nature of transactions	2011	2010
		US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	8,425	3,799
	Deposit paid for acquisition of land and building	-	2,859

Chisen Glass	Purchase of raw materials	3,153	-

(d)	Other arrangements:

˙	As of March 31, 2011, Chisen Glass provided guarantees, in aggregate, amounting to US$4,580,000 and US$6,870,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙	As of March 31, 2011, US$2,595,000 of the Company’s short-term bank loans was collateralized by land use rights owned by Ruilang Electronic and guaranteed by Mr. Xu Kecheng and Ms. Zhou Fang Qin.

˙	As of March 31, 2011, Mr. Xu Kecheng, Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$12,214,000 to secure the bills financing of the Company.

˙
As of March 31, 2011, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$1,527,000, US$4,580,000 and US$16,229,000 to secure the bills financing, notes payable and short-term bank loans of the Company, respectively.

˙
As of March 31, 2011, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$3,817,000 and US$1,985,000 to secure the notes payable and short-term bank loans of the Company, respectively.

˙	As of March 31, 2011, Xinguangyuan provided guarantees, in aggregate, amounting to US$1,526,000 and US$2,290,000 to secure the bills financing and notes payable of the Company, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

15.	DISTRIBUTION OF INCOME

Zhejiang Chisen and Chisen Jiangsu are required by the relevant laws and regulation to transfer at least 10% of their after-tax profit determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve until such reserve balance reaches 50% of their registered capital.

The Company transferred US$1,437,000 and US$1,136,000 out of the after-tax income to the statutory reserve for the years ended March 31, 2011 and 2010, respectively.

The statutory surplus reserve can only be utilized to offset prior years’ losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of Zhejiang Chisen and Jiangsu Chisen.

16.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of March 31, 2011 and 2010:

	As of March 31,	As of March 31,
	2011	2010
	US$’000	US$’000

Within one year	655	599
One to two years	688	630
Two to three years	508	661
Three to four years	120	489
Four to five years	-	115

Total	1,971	2,494

(b)	Capital commitments

As of March 31, 2011 and 2010, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$150,448,000 and US$84,000 respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

17.	ASSETS CLASSIFIED AS HELD FOR SALE

		As of March 31,	As of March 31,
		2011	2010
	Note	US$’000	US$’000

Long-term land lease prepayments		615	-
Buildings		1,967	-

	(a)	2,582	-

Liabilities directly associated with assets classified as held for sale	(b)	1,109	-

(a)
On August 20, 2010, the Company’s wholly owned subsidiary, Zhejiang Chisen, entered into an investment agreement with the Administrative Committee of Changxing Economic Development Zone (“ACC”). Zhejiang Chisen agreed to relocate its business and production plant to a new location within one year from the date of the investment agreement. As a result, ACC will buy back the long-term land lease prepayments and buildings located in the existing plant of Jingyi Road, Changxing Economic Development Zone. All the related assets were reclassified at their carrying amounts from property, plant and equipment and long-term land lease prepayments to assets held for sale on the date of the investment agreement. As of March 31, 2011, the fair value less cost to sell of the assets exceeded their carrying amounts.

(b)	As of March 31, 2011 and 2010, the Company had deferred compensation income from ACC of approximately US$1,109,000 and US$Nil respectively.

18.	EXTRAORDINARY ITEM

On December 12, 2010, Zhejiang Chisen ceased its production activities in the plant at Jingyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered into by Zhejiang Chisen and ACC, ACC shall compensate the loss on suspension of operation, amounting to RMB11,748,000 (US$1,754,000), when Zhejiang Chisen ceased its production and ready for relocation.

In addition, ACC shall pay Zhejiang Chisen a compensation in the amount of RMB6,940,000 (US$1,036,000) for the loss of equipment during the factory relocation process. In February 2011, the Company wrote off certain machinery and equipment with net book value of approximately RMB1,236,000 (US$185,000) and therefore net compensation income of RMB5,703,900 (US$851,000) was recognized for the year.

As a result, the Company recorded an extraordinary gain of US$2,605,000 in the consolidated statements of operations and other comprehensive income for the year ended March 31, 2011.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2011 and 2010

19.	RESTATEMENT OF FINANCIAL STATEMENTS

Certain comparative financial information in the consolidated statement of operations and other comprehensive income have been restated by the Company to conform to the current period’s presentation of financial statements. The table below shows the effect of restatements:

	Year ended March 31, 2010
	As previously reported	As restated
	US$’000	US$’000

Cost of sales	153,708	154,322
Gross income	23,484	22,870
General and administrative	3,647	3,033