Form 10-Q
period 2011-06-30
Chisen Electric Corp
filed 2011-08-09
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes   ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 8, 2011, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4. CONTROLS AND PROCEDURES	31

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	32

ITEM 1A. RISK FACTORS	32

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4. (Removed and Reserved).	48

ITEM 5. OTHER INFORMATION	48

ITEM 6. EXHIBITS	49

SIGNATURES	57

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the three months ended June 30, 2011

Page
Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	1 – 2

Unaudited Condensed Consolidated Balance Sheets	3 – 4

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	5

Unaudited Condensed Consolidated Statements of Cash Flows	6 – 7

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	8 – 21

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the three months ended June 30, 2011 and 2010

		Three months ended June 30,
		2011	2010
	Note	US$’000	US$’000

Operating revenues:
Net sales to third parties		35,399	50,429

Cost of sales		(33,464)	(45,392)

Gross income		1,935	5,037

Operating expenses:
Sales, marketing and distribution		(2,520)	(2,512)
General and administrative		(1,705)	(684)

Operating (loss) income		(2,290)	1,841

Other (expense) income, net		(12)	503
Interest income		303	96
Interest expense		(1,282)	(685)

(Loss) Income before income taxes		(3,281)	1,755

Income taxes benefit (expense)	4	449	(249)

(Loss) Income before extraordinary items		(2,832)	1,506

Extraordinary gain (less applicable income taxes of US$0)	19(a)	12,963	-
Extraordinary loss (less applicable income taxes of US$0)	19(b)	(1,827)	-

Net income including non-controlling interests		8,304	1,506

Less: Net income attributable to non-controlling interests		-	-

Net income attributable to CIEC common stockholders		8,304	1,506

Other comprehensive income
Foreign currency translation adjustment		493	121

Comprehensive income		8,797	1,627

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the three months ended June 30, 2011 and 2010

		Three months ended June 30,
		2011	2010
	Note	US$’000	US$’000

		Shares	Shares
Earnings per share	3
Weight average number of common stock outstanding
- basic and diluted		50,000,000	50,000,000

		US$	US$

Net (loss) income per share of common stock outstanding before extraordinary items
- basic and diluted		(0.06)	0.03

Net income per share of common stock outstanding after extraordinary items
- basic and diluted		0.17	0.03

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2011 and March 31, 2011

		As of June 30,	As of March 31,
		2011	2011
ASSETS	Note	US$’000	US$’000

Current assets:
Cash and cash equivalents		5,454	7,630
Restricted bank balances	5	50,859	44,289
Other financial assets	6	6,074	4,662
Trade receivables, net		61,202	65,233
Other receivables		3,812	4,618
Compensation receivable	19(a)	11,709	-
Prepayments		7,239	6,564
Due from a related party	14(b)	5	8
Inventories	7	22,160	25,173
Assets classified as held for sale		-	2,582
Deferred tax assets	4(c)	484	-

Total current assets		168,998	160,759

Available-for-sale financial assets	8	2,799	2,761
Long-term land lease prepayments, net	10	5,018	4,249
Property, plant and equipment, net	9	22,318	16,633
Deposit for acquisition of land and property, plant and equipment		1,269	3,838

Total assets		200,402	188,240

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2011 and March 31, 2011

		As of June 30,	As of March 31
		2011	2011
	Note	US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables		18,086	15,765
Notes payable	11	43,450	48,640
Accrued expenses and other accrued liabilities		12,521	11,065
Due to related parties	14(b)	2,949	4,126
Income taxes payable		994	955
Short-term bank borrowings	12	71,979	65,159
Liabilities directly associated with assets classified as held for sale		-	1,109

Total current liabilities		149,979	146,819

Government subsidies	13	84	95
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		544	555

Total liabilities		150,523	147,374

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each: 10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each: 100,000,000 shares authorized
50,000,000 shares issued and outstanding		50	50
Capital reserves		144	144
Statutory reserves		4,724	3,704
Accumulated other comprehensive income		2,984	2,491
Retained earnings		41,665	34,381

Total CIEC stockholders’ equity		49,567	40,770

Non-controlling interests		312	96

Total stockholders’ equity		49,879	40,866

Total liabilities and stockholders’ equity		200,402	188,240

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the three months ended June 30, 2011

	Common stock issued
	Number of shares	Amount	Capital reserves	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total CIEC stockholders’ equity	Non- controlling interests	Total stockholders’ equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2011	50,000,000	50	144	3,704	2,491	34,381	40,770	96	40,866

Net income	-	-	-	-	-	8,304	8,304	-	8,304

Transfer to statutory reserves	-	-	-	1,020	-	(1,020)	-	-	-

Foreign currency translation adjustment	-	-	-	-	493	-	493	-	493

Capital contributed by non-controlling interests	-	-	-	-	-	-	-	216	216

Balance as of June 30, 2011	50,000,000	50	144	4,724	2,984	41,665	49,567	312	49,879

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2011 and 2010

		Three months ended June 30,
	Note	2011	2010
		US$’000	US$’000
Cash flows from operating activities
Net income including non-controlling interests		8,304	1,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment		304	252
Impairment loss on plant and machinery and leasehold improvement	19(b)	1,827	-
Net compensation gain on disposal of land use rights and buildings	19(a)	(12,963)	-
Amortization of long-term land lease prepayments		22	4
Reversal of provision for inventories		(188)	-
Exchange differences		(60)	7
Provision for warranty costs		139	325
Government grant recognized		(12)	(12)
Deferred taxes		(484)	-
Changes in assets and liabilities:
Other financial assets		(1,349)	(237)
Trade receivables, net		4,910	(4,845)
Other receivables		868	(79)
Prepayment		(587)	2,254
Due from a related party		3	(3)
Inventories		3,541	(4,957)
Trade payables		2,108	3,699
Notes payable		(5,846)	1,473
Accrued expenses and other accrued liabilities		1,167	(108)
Due to related parties		(1,233)	951
Income taxes payable		26	-

Net cash provided by operating activities		497	230

Cash flows from investing activities
Purchase of property, plant and equipment		(4,973)	(1,056)
Addition of long-term land lease prepayments		(733)	-
Compensation received for loss on disposal of plant and machinery and leasehold improvement		2,747	-
Investment in restricted bank balances, net		(5,972)	(1,105)
Acquisition of available-for-sale financial assets		-	(1,779)

Net cash used in investing activities		(8,931)	(3,940)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2011 and 2010

	Three months ended June 30,
	2011	2010
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	12,378	6,334
Repayment of short-term bank loans	(8,201)	(5,671)
Proceeds from bills financing	31,549	-
Repayment of bills financing	(29,785)	-
Capital contributed by non-controlling interests	216	-

Net cash provided by financing activities	6,157	663

Net decrease in cash and cash equivalents	(2,277)	(3,047)

Cash and cash equivalents, beginning of period	7,630	6,019

Effect on exchange rate changes	101	24

Cash and cash equivalents, end of period	5,454	2,996

Supplemental disclosure of cash flow information
Interest received	303	96
Interest paid	1,282	685
Tax paid	-	274

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

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

As of May 27, 2011, Chisen Electric has fully disposed its interest in Chisen Technology Holdings Corporation (“Chisen Technology”) for a cash consideration of US$10. Chisen Technology has no operation since the date of incorporation. The fair value of Chisen Technology at the date of disposal was net liabilities of US$496. The disposal of Chisen Technology has no significant impact on the value of the Group’s assets, operating cash flows as well as earnings per share.

Details of Chisen Electric’s subsidiaries as of June 30, 2011 are as follows:

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

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2011 and for all periods presented. Information as of March 31, 2011 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 14, 2011 for the year ended March 31, 2011. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2012.

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

Recent accounting pronouncement
In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in USGAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in USGAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company believes that the adoption of ASU 2011-04 will not have a material impact on the Company's consolidated results of operation and financial condition.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncement (Continued)
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the reporting entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company believes that the adoption of ASU 2011-05 will not have a material impact on the Company's consolidated results of operation and financial condition.

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended June 30, 2011 and 2010.

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 10% withholding tax. No deferred tax expenses on undistributed profits were charged to the statement of operations for the three months ended June 30, 2011 and 2010.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

4.	INCOME TAXES (CONTINUED)

(a)	Income tax benefits (expenses) are comprised of the following:

	Three months ended June 30,
	2011	2010
	US$’000	US$’000

Current taxes arising in the PRC:
Corporate income tax	(35)	(249)

Deferred taxes arising in the PRC:
Benefit of tax loss recognized	484	-

	449	(249)

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

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of June 30, 2011 and 2010, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of June 30, 2011 and March 31, 2011, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended June 30, 2011 and 2010, no interest or penalties were recorded.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

4.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income tax (benefit) expenses calculated with reference to the statutory tax rate in the PRC of 25% (2010: 25%) is as follows:

	Three months ended June 30,
	2011	2010
	US$’000	US$’000

Expected income tax expenses	(736)	571
Effect on tax incentives / holiday	322	(203)
Non-taxable income	(70)	(165)
Others	35	46

Income tax (benefit) expenses	(449)	249

(c)	The following is the analysis of major deferred taxation (liabilities) assets recognised by the Company and movement thereon:

	Withholding tax on undistributed earnings of a PRC subsidiary	Tax loss of a PRC subsidiary	Total
	US$’000	US$’000	US$’000

As of March 31, 2011 and 2010	(460)	-	(460)
Credited to consolidated statement of operations and other comprehensive income	-	484	484

As of June 30, 2011	(460)	484	24

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity within six months to secure banking facilities granted by various financial instruments as follows:

		As of June 30,	As of March 31,
	Note	2011	2011
		US$’000	US$’000

Notes payable	11	35,666	30,167
Bills financing	12	15,193	14,122

		50,859	44,289

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of trade receivable balances. As of June 30, 2011 and March 31, 2011, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

7.	INVENTORIES

Inventories consisted of the following:

	As of June 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Raw materials	4,386	3,669
Work-in-progress and semi-finished goods	8,947	7,473
Finished goods	8,827	14,031

	22,160	25,173

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of June 30, 2011 and March 31, 2011 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of June 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Buildings	8,471	3,001
Leasehold improvements	1,281	1,016
Plant and machinery	10,610	4,638
Motor vehicles	1,417	1,398
Furniture, fixtures and office equipment	1,892	1,743
Construction in progress	2,920	6,939

	26,591	18,735

Accumulated depreciation and impairment loss	(4,273)	(2,102)

	22,318	16,633

Depreciation expenses were approximately US$304,000 and US$252,000 for the three months ended June 30, 2011 and 2010, respectively.

10.	LONG-TERM LAND LEASE PREPAYMENTS, NET

	As of June 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Prepaid land use rights	5,043	4,252
Accumulated amortization	(25)	(3)

	5,018	4,249

Lease prepayment as of June 30, 2011 and March 31, 2011 represented the land use rights located in the PRC, which are amortized over the leasehold periods.

Amortization expense for the three months period ended June 30, 2011 and 2010 were US$22,000 and US$4,000 respectively.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

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

In addition, various parties have issued guarantee against these notes payable as follows:

	As of June 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	14,126	17,557
Corporate guarantees issued by third parties	1,547	3,435
Corporate guarantees issued by related parties and third parties (Note 14(d))	2,321	-

As of June 30, 2011 and March 31, 2011, the Group had unutilized banking facilities of approximately US$15,458,000 and US$4,809,000 to meet the liquidity needs.

12.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of June 30,	As of March 31,
	Note	2011	2011
		US$’000	US$’000

Short-term bank loans	(i)	40,430	35,770
Bills financing	(ii)	31,549	29,389

		71,979	65,159

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

12.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by assets of the Company with carrying values as follows:

	As of June 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Trade receivables	12,378	5,038

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of June 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	22,637	25,389
Corporate guarantees issued by third parties	5,415	5,343

The weighted average annual interest rates of the short-term bank loans were 5.85% and 5.05% as of June 30, 2011 and March 31, 2011 respectively.

(ii)	Bills financing

Bill financing represents amounts due to various banks which are repayable within six months from the date of issue. As of June 30, 2011 and March 31, 2011, the bills are collateralized by certain restricted bank balances of the Company with carrying value of US$15,193,000 and US$14,122,000 and guaranteed by certain related parties and third parties to the extent of US$16,354,000 and US$15,267,000, respectively.

The weighted average annual interest rates of the bills financing were 3.97% and 3.31% as of June 30, 2011 and March 31, 2011, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

13.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$12,000 and US$12,000 were credited to the statement of operations for the three months ended June 30, 2011 and 2010 respectively.

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

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:

	As of June 30,	As of March 31,
	2011	2011
	US$’000	US$’000
Due from a related party:
Ms. Zhou Fang Qin	5	8

Due to related parties:
Mr. Xu Keyong	2	2
Chisen Glass	884	1,201
Ruilang Electronic	1,752	2,616
Ai Ge Organism	308	304
Nuo Wan Te Ke	-	3
Xinguangyuan	3	-

	2,949	4,126

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(c)	Summary of related party transactions:

		Three months ended June 30,
Name of related party	Nature of transactions	2011	2010
		US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	869	1,933

Chisen Glass	Purchase of raw materials	378	660

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements:

˙
As of June 30, 2011, Chisen Glass provided guarantees, in aggregate, amounting to US$4,642,000, US$4,533,000 and US$108,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

˙	As of June 30, 2011, US$1,083,000 of the Company’s notes payable was guaranteed by Ruilang Electronic, Mr. Xu Kecheng and Ms. Zhou Fang Qin.

˙
As of June 30, 2011, Mr. Xu Kecheng, Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$12,378,000 and US$2,321,000 to secure the bills financing and notes payable of the Company.

˙	As of June 30, 2011, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$17,995,000 to secure the short-term bank loans of the Company.

˙
As of June 30, 2011, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$1,547,000 and US$2,321,000 to secure the notes payable and bills financing of the Company, respectively.

˙	As of June 30, 2011, Chisen Glass, Mr. Xu Kecheng, Ms. Zhou Fang Qin and Ruilang Electronic provided guarantees, in aggregate, amounting to US$6,963,000 to secure the notes payable of the Company.

˙	As of June 30, 2011, Xinguangyuan provided guarantees, in aggregate, amounting to US$1,547,000 to secure the bills financing of the Company, respectively.

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of June 30, 2011 and March 31, 2011:

	As of June 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Within one year	669	655
One to two years	703	688
Two to three years	391	508
Three to four years	75	120

Total	1,838	1,971

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

(b)	Capital commitments

As of June 30, 2011 and March 31, 2011, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$146,977,000 and US$150,448,000 respectively.

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

	Three months ended June 30,
	2011	2010
	US$’000	US$’000

Balance as of April 1,	301	226
Exchange realignment	4	1
Accrual for warranties issued during the period	139	324
Settlement made during the period	(77)	(268)

Balance as of June 30,	367	283

17.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$113,000 and US$129,000 for the three months ended June 30, 2011 and 2010 respectively.

18.	SEGMENTAL INFORMATION

During the three months ended June 30, 2011 and 2010 all revenue of the Company represented income from sales of sealed lead-acid battery and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2011 and 2010

19.	EXTRAORDINARY ITEMS

(a)	Extraordinary gain

During the three months ended June 30, 2011, Zhejiang Chisen has completed the relocation of production plant in Jiangyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered into by Zhejiang Chisen and Administrative Committee of Changxing Economic Development Zone (“ACC”), ACC shall pay Zhejiang Chisen a compensation in the amount of RMB98,514,000 (US$15,174,000) for the loss on long-term land lease prepayment and buildings located in Jiangyi Road. In May 2011, the Company wrote off the long-term land lease prepayment and buildings in Jiangyi Road with net book value of approximately RMB14,354,000 (US$2,211,000) and therefore net compensation income of RMB84,160,000 (US$12,963,000) was recognised for the period. As of June 30, 2011, the compensation of US$11,709,000 has not been received and was recorded as current assets in the consolidated balance sheet.

As a result, the Company recorded an extraordinary gain of US$12,963,000 in the consolidated statements of operations and other comprehensive income for the three months ended June 30, 2011.

(b)	Extraordinary loss

During the three months ended June 30, 2011, and without advance notice to the Company, the PRC Central Government tightened its environment protection policy which applies to all lead-acid battery manufacturers. Pursuant to the newly tightened policy, a 500 meters quarantined isolated area must be maintained between production facilities, including assembly facilities, and residential areas.

The Company’s Jing’er Road plant was mainly utilized for assembly activities and it cannot comply with the tightened policy. Management plans to gradually scale down the operation of Jing’er Road plant and estimates that it will relocate such production facilities to the plant in Xuyi Country, Jiangsu Province prior to December 31, 2011. After evaluating the plant and machinery at Jing’er Road plant, some of them cannot fit into the plant in Jiangsu Xuyi. The Company decided to impair the value of plant and machinery as well as leasehold improvement of Jing’er Road plant down to its recoverable amount. The impairment loss was recorded as follows:

	Three months ended June 30,
	2011	2010
	US$’000	US$’000

Leasehold improvement	1,004	-
Plant and machinery	823	-

	1,827	-

The management considered that this government behavior is very unusual and rare to happen, and thus the relevant impairment loss of plant and machinery was classified as an extraordinary item.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

As used in this report, unless otherwise indicated, the terms “we”, “our”, “us”, the “Company”, the “Registrant” and “Chisen” refer to Chisen Electric Corporation, a Nevada corporation. We conduct our business through our subsidiaries, which include our wholly-owned subsidiary, Fast More Limited, a Hong Kong investment holding company (“Fast More”), its 100% owned and chief operating subsidiary, Zhejiang Chisen Electric Co., Ltd., a wholly foreign owned entity (“WFOE”) organized under the laws of the PRC  (f/k/a Changxing Chisen Electric Co., Ltd. and hereinafter referred to as “CCEC”) and CCEC’s subsidiary, Chisen Electric Jiangsu Co., Ltd. (“CEJC”).  “China” or “PRC” refers to the People’s Republic of China. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

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

Company Overview

We are one of the leading producers of sealed lead-acid motive batteries, also known as valve regulated lead-acid motive batteries (“VRLA batteries”), in China's personal transportation device market. Our motive battery products, sold under our own brand name “Chisen”, are predominantly used in electric bicycles and are distributed and sold in China.  Among all types of batteries for electric bicycles, the lead-acid motive battery is the preferred choice of electric bicycle manufacturers in China, accounting for 95% of the market share because of its cost efficiency. Currently, we manufacture over 19,800,000 sealed lead-acid motive batteries each year, have more than 2,500 employees and are one of China's largest manufacturers of sealed lead-acid motive batteries for electric-powered bicycles (LABEBs).  For the three months ended June 30, 2011 and 2010, sales revenues were US$35,399,000 and US$50,429,000, respectively, and our net income during the same periods amounted to US$8,304,000 and US$1,506,000, respectively.

Corporate Information

Our offices are located in the Changxing Economic Development Zone at the bank of the Taihu Lake in the County of Changxing in Zhejiang Province, in close proximity to major national transportation systems, including National Highways 104 and 318, the Shanghai – Jiangsu – Zhejiang – Anhui – Hangzhou – Nanjing Expressway, the Changxing – Huzhou – Shanghai Channel, the Xuancheng – Hangzhou Railway and the Xinyi – Changxing Railway. Our registered office is located at No. 1188, Taihu Avenue, Economic Development Zone, Changxing County, Zhejiang Province, PRC, where the office building is under construction. Our executive office was therefore temporarily moved to No. 559, Jing’er Road, Economic Development Zone, Changxing County, Zhejiang Province, PRC. Our telephone number is (86) 572-6267666 and our corporate website in English is located at www.chisenelectric.com.

We are a reporting company under Section 13 of the Securities Exchange Act of 1934, as amended. Our shares of common stock are not currently listed on any national securities exchange however our common stock is quoted under the symbol “CIEC” on the OTCQB.

On May 27, 2011, Chisen fully disposed of its interest in Chisen Technology Holdings Corporation, the Nevada corporation (“Chisen Technology”) for a cash consideration of US$10. Chisen Technology had no operations since its date of incorporation. The disposal of Chisen Technology has had no significant impact on the value of the Company’s assets, operating cash flows or earnings per share.

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

Production Capacity

Pursuant to a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract entered into by and between CEJC and the Jiangsu Xuyi Economic Development Zone Administrative Committee on September 6, 2010,  CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) in three stages to build the Chisen Circular Economy Industry Park (“Plant D”) to manufacture VRLA batteries , as well as our newest product, lithium-ion batteries, and other related products in the Jiangsu Xuyi Economic Development Zone. In the first stage, CEJC will invest in the production of VRLA batteries only and shall invest approximately RMB422,000,000 (approximately US$62,000,000), including approximately RMB150,000,000 (approximately US$22,000,000) in fixed assets for the production of VRLA batteries only. The project will be operated primarily by the cash generated from our operating profit and short term bank loans.

During the three months ended June 30, 2011 and without advance notice to the Company, the PRC Central Government tightened its environmental protection policy which applies to all lead-acid battery manufacturers. Pursuant to the newly tightened policy, a 500 meter quarantined isolated area must be maintained between production facilities and residential areas.

From the beginning of May, Zhejiang Environmental Protection Bureau (the “ZEPB”) conducted an environmental sanitation investigation on our Plant B at Jing’er Road of Changxing County, Zhejiang Province. The results showed that the sewage and exhaust complied with the national standards, however, the Company fails to maintain the 500 meter quarantined isolated area between production facilities and residential areas. The ZEPB requires Plant B to comply with and meet the tightened environmental policy prior to July 15, 2011. Management considers the residential area nearby Plant B shows no signs of slowing its expansion towards Plant B, which is out of the Company’s control.  After discussion with the Government, we decided to scale down the operation at Plant B, only charging and packing activities will be operated until December 31, 2011.

As of the date of this report, the Government prelimarily agreed to re-designate the land in Changxing County to us for redevelopment. Prior to the new plant in Changxing County being built, our lead-acid batteries production will be relocated to Plant D in Xuyi County, Jiangsu Province. However, Plant D is still under a trial production stage, we believe our production capacity will not rebound in a short time.

Pursuant to an Investment Agreement entered into by and between CCEC and the Administrative Committee of Changxing Economic Development Zone, we terminated our operations at Plant A at Jingyi Road in Changxing County, Zhejiang Province. We are investing in the construction of a factory at Jingsi Road in Changxing County, Zhejiang Province, where we are planning to develop and produce lithium-ion batteries.

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

Critical Accounting Policies, Estimates and Assumptions

For the three months ended June 30, 2011, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual period beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company believes that the adoption of ASU 2011-04 will not have a material impact on the Company’s consolidated results of operation and financial condition.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the reporting entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company believes that adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated results of operations or financial condition.

Results of Operations for the Three Months Ended June 30, 2011 Compared With the Three Months Ended June 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Three Months ended June 30 (Unaudited)
	2011 (US$)	2010 (US$)	2011	2010
Revenues	35,399,000	50,429,000	100.00%	100.00%
Cost of sales	(33,464,000)	(45,392,000)	94.53%	90.01%
Gross income	1,935,000	5,037,000	5.47%	9.99%
Sales, marketing and distribution	(2,520,000)	(2,512,000)	7.12%	4.98%
General and administrative expenses	(1,705,000)	(684,000)	4.82%	1.36%
Operating (loss) income	(2,290,000)	1,841,000	6.47%	3.65%
Other (expense) income, net	(12,000)	503,000	0.03%	1.00%
Interest income	303,000	96,000	0.86%	0.19%
Net (loss) income from operations before interest and tax expenses	(1,999,000)	2,440,000	5.65%	4.84%
Interest expenses	(1,282,000)	(685,000)	3.62%	1.36%
(Loss) Income before income taxes	(3,281,000)	1,755,000	9.27%	3.48%
Income taxes benefits (expenses)	449,000	(249,000)	1.27%	0.49%
(Loss) Income before extraordinary items	(2,832,000)	1,506,000	8.00%	2.99%
Extraordinary gain (less applicable taxes of US$0)	12,963,000	-	36.62%	-%
Extraordinary loss (less applicable taxes of US$0)	(1,827,000)	-	5.16%	-%
Net income including non-controlling interest	8,304,000	1,506,000	23.46%	2.99%
Net income attributable to non-controlling interest	-	-	-%	-%
Net income attributable to CIEC common shareholders	8,304,000	1,506,000	23.46%	2.99%
Other comprehensive income	493,000	121,000	1.39%	0.24%
Comprehensive income	8,797,000	1,627,000	24.85%	3.23%

Revenues and Cost of Sales

Revenues decreased by US$15,030,000, or 29.80%, to US$35,399,000 for the three months ended June 30, 2011 compared with US$50,429,000 for the three months ended June 30, 2010. This decrease was mainly driven by the decrease of production activities resulting from an unexpected tightening of an environmental protection policy enforced on all lead-acid battery manufacturers implemented by the PRC Central Government during the period ended June 30, 2011. Pursuant to the newly tightened policy, a 500 meter quarantined isolated area must be maintained between production facilities and residential areas. All production facilities must comply with this policy on or before December 31, 2011. Our production facilities in Plant B at Jing’er Road cannot comply with and meet the tightened environmental policy in light of the fact that a residential area nearby Plant B shows no signs of slowing its expansion towards Plant B, which is out of the Company’s control. Our management decided to gradually scale down the operations of Plant B and relocate such production facilities to Plant D.  We estimated that the relocation activities will be completed prior to December 31, 2011.

Cost of sales for the three months ended June 30, 2011 and 2010 were US$33,464,000 and US$45,392,000, respectively. The decrease in cost of sales of US$11,928,000, or 26.28%, was mainly due to a decrease in sales volume resulting from the unexpected tightening of an environmental protection policy implemented by the PRC Central Government as stated above.

Our gross profit ratio decreased by 4.52% to 5.47% for the three months ended June 30, 2011 when comparing the same period in prior year. The decrease in gross profit ratio was mainly attributable to increase in the cost of our major raw material, lead, as well as the processing fee charged on lead plate.

Depreciation and Amortization

Depreciation and amortization expenses were US$304,000 and US$252,000 for the three months ended June 30, 2011 and 2010, respectively. The increase of US$52,000, or 20.63%, was mainly attributable to the increase of the cost of US$7,856,000 of our property, plant and machinery as compared with the same period of 2010.

General and Administrative Expenses

General and administrative expenses were US$1,705,000 and US$684,000 for the three months ended June 30, 2011 and 2010, respectively.  Such expenses mainly consisted of research and development, staff salaries and benefits, consultancy, taxes and depreciation expenses.

The increase of our general and administrative expenses by US$1,021,000, or 149.27%, for the three months ended June 30, 2011 as compared to the same period in 2010 was mainly attributable to (a) an increase in research and development expenses of US$173,000, which was mainly attributable to the increase in resources invested in improving the quality of our products and the development of new products, (b) the increase in consultancy fees of US$195,000, which was mainly attributable to consultancy services paid for the review of internal control procedures in order to comply with the requirements of SOX 404, the review of our registration statement and corresponding prospectus and the training provided to our staff for administration and production processes, (c) the increase in incorporation fees of US$164,000, which was mainly attributable to preparation activities performed for the operation of CEJC and (d) the increase in salaries of US$87,000, which was mainly attributable to the employment of new staff at CEJC for administration and production.

Sales, Marketing and Distribution

Sales, marketing and distribution expenses were US$2,520,000 and US$2,512,000 for the three months ended June 30, 2011 and 2010, respectively.  The increase of sales marketing and distribution expenses of US$8,000, or 0.32%, was mainly attributable to the increase of advertisement expenses, after sales services expenses and other expenses of US$560,000 offset by a decrease in transportation expenses and warranties of US$552,000.

Other (Expense) Income, Net

Other (expense) income, net included a gain from disposal of a wholly owned subsidiary of US$506. As of May 27, 2011, Chisen Electric has fully disposed its interest in Chisen Technology Holdings Corporation (“Chisen Technology”) for a cash consideration of US$10. Chisen Technology has no operation since the date of incorporation. The fair value of Chisen Technology at the date of disposal was net liabilities of US$496. The disposal of Chisen Technology has no significant impact on the value of the Group’s assets, operating cash flows as well as earnings per share.

Interest Income

Interest income was US$303,000 and US$96,000 for the three months ended June 30, 2011 and 2010, respectively. The increase of US$207,000, or 215.62%, was mainly attributable to the increase in the deposit interest rate from 1.71% to 2.85% as well as an increase in restricted cash pledged for notes granted by banks.

(Loss) Income before Interest and Income Tax Expenses

Loss before interest and income tax expenses were US$1,999,000 for the three months ended June 30, 2011 as compared with income before interest and income tax expenses of US$2,440,000 for the three months ended June 30, 2010.  This loss was mainly attributable to the decrease in sales from US$50,429,000 during the three months ended June 30, 2010 to US$35,399,000 during the three months ended June 30, 2011.

Interest Expense

Interest expense was US$1,282,000 and US$685,000 for the three months ended June 30, 2011 and 2010, respectively. The interest expense increase of US$597,000, or 87.15%, was mainly attributable to the increase in the interest rate from 5.41% to 5.85% as well as the increase in average borrowing amount of US$37,119,000.

Income Taxes Benefit (Expense)

The income taxes benefit was US$499,000 for the three months ended June 30, 2011 and income taxes expenses of US$249,000 for the three months ended June 30, 2010. The taxes benefit was mainly attributable to the recognition of deferred tax assets on the operating tax loss which occurred during the period ended June 30, 2011.

Extraordinary Gain

During the three months ended June 30, 2011, we completed the relocation of Plant A at Jiangyi Road.  Pursuant to the Compensation Agreement on Relocation and Acquisition entered into by CCEC and the Administrative Committee of Changxing Economic Development Zone ("ACC"), ACC shall pay us compensation in the amount of RMB98,514,000 (US$15,174,000) for the loss on long-term land lease prepayment and buildings located at Jiangyi Road.  In May 2011, the Company wrote-off the long-term land lease prepayment and buildings at Jiangyi Road with a net book value of approximately RMB14,354,000 (US$2,211,000) and therefore, net compensation income of RMB$84,160,000 (US$12,963,000) was recognized for the period.

The transaction of relocation was considered as an involuntary conversion of a non-monetary asset into a monetary asset. According to ASC605-40-25, to the extent the cost of a nonmonetary asset differs from the amount of monetary assets received, the result of the realization of a gain from the transaction is recognized.

The relocation activity is abnormal and significantly different from the ordinary and typical activities of the Company and is not expected to recur in the foreseeable future. According to ASC225-20, the Company classified the gain as an extraordinary item.

Pursuant to the Implementation Regulations to the EIT law of the PRC, only the portion of compensation income exceeding the reinvestment amount related to the relocation was taxable. All compensation income received by the Company would be reinvested into the fixed assets and long-term land lease prepayment of Plant C at Jingsi Road and therefore, no income tax was applicable.

Extraordinary Loss

During the three months ended June 30, 2011 and without advance notice to the Company, the PRC Central Government tightened its environmental protection policy which applies to all lead-acid battery manufacturers. Pursuant to the newly tightened policy, a 500 meter quarantined isolated area must be maintained between production facilities and residential areas.

From the beginning of May 2011, Zhejiang Environmental Protection Bureau (the “ZEPB”) conducted an environmental sanitation investigation on our Plant B at Jing’er Road of Changxing County, Zhejiang Province. The results showed that the sewage and exhaust complied with the national standards, however, the Company fails to maintain a 500 meter quarantined isolated area between production facilities and residential areas. The ZEPB requires Plant B to comply with and meet the tightened environmental policy prior to July 15, 2011. Management considers the residential area nearby Plant B shows no signs of slowing its expansion towards Plant B, which is out of the Company’s control.  After discussion with the Government, management decided to scale down the operation at Plant B, only charging and packing activities will be operated until December 31, 2011. Management also decided to relocate our production facilities to our facilities at Plant D in Xuyi County, Jiangsu Province. As such, the impairment loss of some fixed assets, including plant and machinery together with a leasehold improvement of US$1,827,000, were recognized as an extraordinary loss.

The management considered that this government behavior is very unusual and rare to happen, and thus the relevant impairment loss of plant and machinery was classified as an extraordinary item.

Pursuant to the Implementation Regulations to the EIT law of the PRC, the impairment loss can only be recognized when the relevant assets were disposed. Since the actual amount of loss in the future cannot be assessed accurately, no tax benefit was recognized.

Net Income Including Non-Controlling Interest

Net income was US$8,304,000 and US$1,506,000 for the three months ended June 30, 2011 and 2010, respectively, representing an increase of US$6,798,000, or 451.39%.  Net income was mainly derived from an increase in the extraordinary gain of US$12,963,000, offset by an operating loss of US$2,290,000 (as compared with operating income of US$1,841,000 for the three months ended June 30, 2010) and the addition of an extraordinary loss of US$1,827,000.

Liquidity and Capital Resources

The Company generally finances its operations through operating activities and borrowings from banks.

During the reporting periods, the Company entered into a number of short-term bank loans to satisfy its financing needs.  As of the date of this report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due.

The following table sets forth the summary of our cash flows, in U.S. dollars, for the periods indicated:

	Three Months Ended June 30,
	2011(US$)	2010(US$)
Net cash provided by operating activities	497,000	230,000
Net cash used in investing activities	(8,931,000)	(3,940,000)
Net cash provided by financing activities	6,157,000	663,000
Net decrease in cash and cash equivalents	(2,277,000)	(3,047,000)
Cash and cash equivalents, beginning of period	7,630,000	6,019,000
Effect on exchange rate changes	101,000	24,000
Cash and cash equivalents at end of period	5,454,000	2,996,000

Operating Activities

Net cash provided by operating activities was approximately US$497,000 for the three months ended June 30, 2011, as compared to approximately of US$230,000 for the three months ended June 30, 2010.

This increase in cash flow of US$267,000 was mainly attributable to cash inflow generated from the decrease in trade receivables of US$4,910,000 and an increase in accrued expenses and other accrued liabilities of US$1,167,000, offset by the cash outflow used in the settlement of notes payable of US$5,846,000.

Investing Activities

Net cash used in investing activities was approximately US$8,931,000 and US$3,940,000 for the three months ended June 30, 2011 and 2010, respectively.

The increase in net cash outflow of US$4,991,000, or 126.68%, was mainly attributable to an increase in acquisitions of property, plant and equipment of US$3,917,000, investments in restricted bank balances of US$4,867,000 and acquisitions of long-term land lease prepayments of US$733,000, offset by cash inflow of US$2,747,000 from compensation received for loss on disposal of plant and machinery and leasehold improvements and the decrease in the acquisition of available-for-sale financial assets of US$1,779,000.

Financing Activities

Net cash provided by financing activities was approximately US$6,157,000 and US$663,000 for the three months ended June 30, 2011 and 2010, respectively.  The net increase of cash inflow of US$5,494,000, or 828.66%, was mainly attributable to a net increase of short-term bank loans and bills financing of US$3,514,000 and US$1,764,000, respectively during the three months ended June 30, 2011 as compared with the same period in 2010.

Working Capital

Our working capital increased approximately US$5,079,000, or 36.43%, to approximately US$19,019,000 for the three months ended June 30, 2011 as compared to working capital of approximately US$13,940,000 as of March 31, 2011.  This increase is mainly attributable to the increase in a compensation receivable on the relocation from Jingyi Road of US$11,709,000, offset by the increase in short-term bank loans of approximately US$6,820,000.

Capital Commitment

As of June 30, 2011 and March 31, 2011, the Company had outstanding capital expenditure commitments of approximately US$146,977,000 and US$150,448,000, respectively. The slight decrease in capital commitments was mainly attributable to the payment of outstanding capital expenditures relating to various construction projects and the purchase of land and machinery pursuant to the Project Investment Contract entered with the Jiangsu Xuyi Economic Development Zone Administrative Committee on September 6, 2010 and the Investment Agreement entered with the Administrative Committee of Changxing Economic Development Zone on August 20, 2010.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	June 30, 2011		March 31, 2011
Short-term bank borrowings	US$	71,979,000	US$	65,159,000
Notes payable (within (1) year)	US$	43,450,000	US$	48,640,000
Total	US$	115,429,000	US$	113,799,000

Purchase Obligations (US$)	June 30, 2011		March 31, 2011
Construction projects and purchase of machinery	US$	146,977,000	US$	150,448,000
Total	US$	146,977,000	US$	150,448,000

Operating Lease Obligations (US$)	June 30, 2011		March 31, 2011
Within one (1) year	US$	669,000	US$	655,000
1-3 years	US$	1,094,000	US$	1,196,000
3-5 years	US$	75,000	US$	120,000
Over five (5) years	US$	-	US$	-
Total	US$	1,838,000	US$	1,971,000

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

 Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of June 30, 2011, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  Our shares of common stock are not currently listed on any national securities exchange, however it is currently quoted under the symbol “CIEC” on the OTCQB.  If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting our company.  This report also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this report.

RISKS RELATED TO OUR OPERATIONS

We have depended on a small number of customers for the vast majority of our sales.  A reduction in business from any of these customers could cause a significant decline in our sales and profitability.

The vast majority of our sales are generated from a small number of customers. During the three months ended June 30, 2011 and 2010, we had two and three customers that each generated revenues of at least 10% of our total revenues, respectively, with our largest customer accounting for 22% and 21% of our revenues for each respective period.  A total of approximately 36% and 49% of our revenues for the three months ended June 30, 2011 and 2010, respectively, were attributable to customers that each individually accounted for at least 10% of our sales. We believe that we may depend upon a small number of customers for a significant majority of our sales in the future, and the loss or reduction in business from any of these customers, including, without limitation, any material disruption of slowdown suffered by such customers, could cause a significant decline in our sales and profitability.

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

Our trade receivables represented approximately 36% and 41% of our total current assets as of June 30, 2011 and March 31, 2011, respectively. As of June 30, 2011, 87% of our trade receivables were owed to us by three customers, each of which represented over 10% of the total amount of our trade receivables.  As a result of the substantial amount and concentration of our trade receivables, if any of our major customers fails to timely pay us amounts owed, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume.

Furthermore, working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. In general, our credit term grant to customers is 90 days from the time we sell our products. The credit periods for some of our business partners can be longer after an evaluation of the risk of collection.  We cannot assure you that system problems, industry trends or other issues will not extend our collection period and adversely impact our working capital.

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

The raw material for our battery products consist primarily of electrolytic lead. Our success significantly depends on our ability to secure sufficient and constant supply of electrolytic lead for our production at acceptable price levels. Electrolytic lead represents our largest cost item in our lead-acid motive battery production. During the three months ended June 30, 2011 and 2010, the average selling price of electrolytic lead by our suppliers was approximately US$2,600 and approximately US$2,300 per ton, respectively.   For the three months ended June 30, 2011 and 2010, costs of lead-related material accounted for approximately 80% and 80% of our total cost of sales, respectively. We do not have long-term contracts with any of our electrolytic lead suppliers, nor have we entered into any arrangement to mitigate the effect of price fluctuations of electrolytic lead. Therefore, any significant increase in the cost of electrolytic lead in the future could adversely affect our results if we cannot transfer the price increment to our customers.

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

Our ability to provide high quality customer service, to process and fulfill orders and to manage inventory depends on the timely and uninterrupted performance of our suppliers and shipping companies and the efficient and uninterrupted operation of our distribution centers. As of June 30, 2011 and March 31, 2011, we had one and three suppliers each of which accounted for at least 10% of our total raw material purchases, respectively, with our largest supplier accounting for approximately 71% and 31% of our raw material purchases for each respective period. A total of approximately 59% and 35% of our raw material purchases for the three months ended June 30, 2011 and 2010, respectively, were attributable to suppliers that each individually accounted for at least 10% of our raw material purchases.  We choose to rely on a small number of suppliers in order to stabilize the quality of the raw materials we purchase, and we believe that we may continue to depend upon a small number of suppliers for our raw materials in the future, and the loss or reduction in business from any of these suppliers could have an adverse effect on our business.  We also generally have supply agreements that are no longer than one year and we cannot guarantee that such suppliers will continue to do business with us. In the event that our suppliers stop doing business with us, or if our suppliers suffer any material disruption or slowdown including, without limitation, being forced to shut down operations as a result of a material lead pollution event, we would be forced to find replacement suppliers with comparable quality of raw materials, which could take time to locate and secure.  Any material disruption or slowdown in the operations of our suppliers, or any material disruption or slowdown at our distribution centers, manufacturing facilities or with our management information systems could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be cancelled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, our revenues and operating results could be materially and adversely affected.

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

We will need new sources of financing and additional capital in order to implement our current business strategy of expansion of our production facilities in Changxing County, Zhejiang Province and in Xuyi County, Jiangsu Province. Also the Company has short term bank loans and non-interest bearing credits granted by banks for the issuance of notes payable at our disposal, most of such short term loans and notes payable expire in the next six months, and there is no assurance that we will obtain any new loans or notes payable, or that such short term loans and notes payable will be renewed or that the terms of any renewals of such short term loans or notes payable will be on terms that are as favorable as our current instruments.  As of June 30, 2011, we had an aggregate of US$71,979,000 of short-term loans outstanding.  Furthermore the Chinese government is taking steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending.  Such governmental actions in the PRC may make it more difficult for us to obtain additional loans from other banking institutions if we need such additional capital, in which case we will be forced to seek other sources of funding.

We face a risk of non-compliance with the terms of our notes payable, bill financing and short-term bank loans, which are secured by a significant amount of our assets and could have an adverse affect on our business.

We have notes payable, bill financing and short-term bank loans which are collateralized by a significant amount of our assets, including 100% of our restricted bank balances, amounting to US$50,859,000, and trades receivable, amounting to US$12,378,000 as of June 30, 2011. Specifically, our notes payable and bill financing are secured by US$35,666,000 and US$15,193,000, respectively of our restricted bank balances as of June 30, 2011. Such financial instruments contain customary events of default, and upon the occurrence and during the continuation of an event of default, amounts due under such financial instruments may be accelerated by our creditors. If we are unable to comply with the terms of such financial instruments, events of default could occur. Upon the occurrence and during the continuance of an event of default under such financial instruments, our creditors have available a range of remedies customary in these circumstances, including declaring all outstanding debt, together with any accrued and unpaid interest thereon, to be due and payable, foreclosing on the aforementioned assets securing the financial instruments and/or ceasing to provide additional loans, which could have a material adverse effect on our business.

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

As of June 30, 2011, we only conduct our business in one segment of the battery industry, the manufacture and sale of lead-acid motive batteries. We face competition from the domestic and foreign producers in China, which move into the motive battery industry in view of the growth potential. New entrants will continue to emerge. Any intensification in competition could dilute our market share and may lead to price reductions and increased expenses in marketing and product development. Any of these events could have an adverse impact on our profitability.

 Our sales are dominated by sales in China, which could have an adverse effect on our business.

For each of the two financial years ended March 31, 2011 and 2010 and for the three months ended June 30, 2011, all of our sales were derived from customers in China. We expect that the domestic market in China will continue to be our major market. Our business is therefore heavily dependent on the demand for motive battery products in China and the domestic market prices of these products. In the event that there is any material adverse change in the level of the demand for motive battery products in China or if there are a significant price fluctuations in China, our performance could be adversely affected.

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

We currently relied on the production in Plant D in Xuyi County, Jiangsu Province, which is under the trial production stage and has not yet completed the inspection processes by the Jiangsu Environment Protect Bureau. If Plant D fails to pass the final inspection, the Company may not continue to conduct our manufacturing operations.

Our Plant D in Xuyi County, Jiangsu Province is currently under the trail production stage and has not yet completed the inspection processes by the Environmental Protection Bureau. Management has bewared of the risk from the tightened environment protection policy.  The Company negotiated with the Government of Xuyi, which committed to assure there is no residential areas within 800 meters surround the production facilities of Plant D.  Also, the Company fully complies with the national environmental protection policies on building construction, plant design as well as the environmental protection equipment selection and installation.  Although all the environmental protection measures have been made, the management cannot assure Plant D would pass through the final inspection. If Plant D fails to pass through the final inspection, we may be required to terminate our manufacturing operations, which would have a material adverse effect on our results of operations.

RISKS RELATED TO US DOING BUSINESS IN CHINA

If the land use rights of our landlord are revoked, we would be forced to relocate operations, which could have an adverse affect on our financial condition and results of operations.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users a land use right certificate. Land use rights shall not be revoked before the expiration of the period thereof. However, under special circumstances, land use rights can be revoked and land users forced to vacate when redevelopment of the land is in the public interest, provided that corresponding compensation is given to the land users. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. With the exception of our property at Jingyi Road and Jingsi Road in Changxing County, Zhejiang Province and Xuyi County, Jiangsu Province, we do not have any land use rights and our manufacturing facilities rely on land use rights of our landlord, and the loss of such rights would require us to identify and relocate new manufacturing and other facilities, which could be time consuming have a material adverse effect on our financial condition and results of operations.

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

Recent changes in the PRC’s environmental protection policy that mandatorily enforces a quarantined isolated area between production facilities and residential areas could disrupt and adversely affect our business.

In 2011, the PRC Central Government tightened its environmental protection policy which applies to all lead-acid battery manufacturers. Pursuant to the tightened policy, a 500 meter quarantined isolated area must be maintained between lead-acid battery production facilities and residential areas. As a result, we have to scale back, or relocate, certain of our production facilities in the event that residential areas expand too close in proximity to them. We encountered this dilemma in May 2011 when, following a governmental report that showed that our Plan B at Jing’er Road of Changxing County, Zhejiang Province failed to maintain the required distance between production facilities and nearby residential areas, our management decided to scale down operations at Plant B and relocate the production facilities to our facilities at Plan D in Xuyi County, Jiangsu Province. To the extent that the tightened policies cause any further scale downs or relocations, our business would likely be disrupted and, ultimately, could be adversely affected.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index increased to 6.40% in June 2011. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability.

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

Under the tax laws of the PRC, CCEC has had tax advantages granted by local government for enterprise income taxes commencing from 2006. CCEC has been entitled to be exempt from enterprise income tax for two years commencing from the first profitable year in 2006, followed by a 50% reduction for the next 3 years.  On March 16, 2007, the National People’s Congress of China enacted a new PRC Enterprise Income Tax Law, under which foreign invested enterprises and domestic companies will be subject to enterprise income tax at a uniform rate of 25%. The new law became effective on January 1, 2008. CCEC’s income tax rate for the taxable years ended December 31, 2008 and 2009 was 12.5%, and CCEC’s income tax rate for the taxable year ended December 31, 2010 was 12.5%.  CCEC was deemed to be a “High-Technology Enterprise” commencing on January 1, 2011 and as a result, the Company enjoys preferential income tax rate at 15%.  If CCEC cannot maintain its status as a “High-Technology Enterprise”, then the expiration of the preferential tax treatment will increase our tax liabilities and reduce our profitability.

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

Our common stock, which is currently quoted on the OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”).  Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than US$5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the NYSE Amex, or even if so, has a price less than US$5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than US$5 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2011, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (Removed and Reserved).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc. (n/k/a Chisen Electric Corporation)	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Association of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.8	Business Registration Certificate of Changxing Chisen Electric Co., Ltd. (English Translated Version and Mandarin Version)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

EXHIBIT NO.	DESCRIPTION	LOCATION

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Included by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

EXHIBIT NO.	DESCRIPTION	LOCATION

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. And Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

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

10.22	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.25	Sales Contract, dated August 31, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anqing Burui Power Supply Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

EXHIBIT NO.	DESCRIPTION	LOCATION

10.26	Contract, dated November 24, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anyang City Yubei Gold and Lead Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.27	Parts Acquisition Contract, dated January 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Xinri E-Vehicle Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.29	Contract, dated August 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Tianjin Aima Technology Company Limited (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.30	Supplementary Agreement of Changxing Chisen Electric Co., Ltd. Relocation Project (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.31
Contract of Guaranty of Maximum Amount, dated on our about February 10, 2010, by and between Agricultural Bank of China (Changxing County Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.32	Guarantee Contact, dated on or about April 2, 2010, by and between China Construction Bank Corporation (Changxing Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.33
Contract Guarantee of Maximum Amount, dated on or about April 14, 2009, by and between Shanghai Pudong Development Bank (Huzhou Branch) and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.34	Guarantee Contract, dated on or about January 12, 2010, by and between Changxing Economic Development Zone and Zhejiang Changxing Ruilang Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.35	Contract of Guarantee with a Maximum Amount, dated on or about July 1, 2008, by and between Bank of China (Changxing Branch) and Mr. Xu Kecheng (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

EXHIBIT NO.	DESCRIPTION	LOCATION

10.36	Contract of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Xinguangyuan Co., Ltd. (RMB40,000,000) (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.37	Contact of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (RMB60,000,000) (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.38
Guarantee Contract (64720012302010005), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.39
Guarantee Contract (64720012302010004), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.40
Contract of Guarantee of Maximum Amount (33905201000030826), undated, by and between Agricultural Bank of China Changxing County Sub-branch, on the one hand, and Zhejiang Chisen Glass Co., Ltd., on the other hand  (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.41
Contract of Guarantee with a Maximum Amount (BOC 130), dated October 25, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of China Ltd., on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.42
Contract of Guarantee (3350012010AM00077300), dated November 16, 2010, by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and Bank of Communication (Huzhou Branch) (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.43
Contract of Guarantee (3350012010AM00077301), dated November 16, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of Communication (Huzhou Branch) on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

EXHIBIT NO.	DESCRIPTION	LOCATION

10.44
Guarantee Contract (6435009992012194), dated September 27, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.45
Guarantee Contract (64720012302010012), dated April 19, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.46
Guarantee Contract (647200123020100201), dated October 9, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.47
Guarantee Contract (64720092302010036), dated October 18, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.48
Guarantee Contract (647200923020100381), dated November 10, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.49
Contract of Guarantee (P2009M17SZJZH0001JF14-0081-1) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-1 , undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.50
Contract of Guarantee (P2009M17SZJZH0001JF14-0081-2) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-2), undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.51	Contract of Guarantee (003), by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and the Bank of China (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

EXHIBIT NO.	DESCRIPTION	LOCATION

10.52	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd. dated March 8, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.53	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd., dated December 20, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.54	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Changxing Ruilang Electronic Company Limited dated October 18, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.55	Summary of Oral Loan Agreement with Ai Ge Organism Products Company Limited	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.56	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.57	Electrode Plate Supply Contract, by and between Changxing Chisen Electric Co., Ltd. and Anqing Borui Power Supply Co., Ltd., dated August 2, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.58
Guarantee Contract (6472009992011036), dated March 31, 2011, by and between Xu Kecheng, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.59
Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount,  dated March 31, 2011, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.60
Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount,  dated March 31, 2011, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Changxing Chisen Xingguangyuan Co., Ltd. (English Translated and Mandarin Versions)
Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

EXHIBIT NO.	DESCRIPTION	LOCATION

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

16.1	Letter to SEC from Pritchett, Siler & Hardy, P.C.	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.4	China Battery Industry Association Certificate of Ranking (English Translated Version)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

99.5	China News Article entitled “Electric Bicycles are Involved in Government’s Subsidy Program” (English and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

99.6	Subsidize Policy on New Energy Vehicle (English and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2011	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: August 9, 2011	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer