Form 10-K/A
period 2011-03-31
Chisen Electric Corp
filed 2011-08-15
CIK 1335950

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K to include Item 12, “Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters”. All other Items in this Amendment No. 1 remain unchanged.

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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of June 13, 2011. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class(2)
Xu Kecheng, Chairman of the Board, Chief Executive Officer & President	0	32,900,000	(3)	32,900,000	(3)	65.8%
Liu Chuanjie, Chief Financial Officer, Treasurer and Director	0	0		0		0%
Fei Wenmei, Corporate Secretary	0	0		0		0%
Zhu Zhongli, Vice-President of Sales	0	0		0		0%
Lou Shourong, Vice President, Director	0	0		0		0%
Dong Quanfeng, Director	0	0		0		0%
Jiang Yanfu, Director	0	0		0		0%
Gong Xiaoyan, Director	0	0		0		0%
Yun Hon Man, Director	0	0		0		0%
ALL DIRECTORS AND OFFICERS AS A GROUP (9 PERSONS):	0	32,900,000		32,900,000		65.8%
Cheer Gold Development Limited Level 5 Development Bank of Samoa Building Beach Road, Apia, Samoa	32,900,000	0		32,900,000		65.8%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Registrant.

(2)
Applicable percentage of ownership is based on 50,000,000 shares of our Common Stock outstanding as of June 13, 2011, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of June 13, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on our behalf by the undersigned, thereunto duly authorized.

CHISEN ELECTRIC CORPORATION
Date: August 15, 2011

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

Signatures	Title	Date

/s/ Xu Kecheng	Chairman of the Board, Chief Executive Officer,
Name: Xu Kecheng	President, Principal Executive Officer	August 15, 2011

/s/ Liu Chuanjie	Chief Financial Officer, Principal Accounting and
Name: Liu Chuanjie	Financial Officer, Treasurer and Director	August 15, 2011

/s/ Lou Shourong
Name: Lou Shourong	Vice-President and Director	August 15, 2011

/s/ Dong Quanfeng
Name: Dong Quanfeng	Director	August 15, 2011

/s/ Yun Hon Man
Name: Yun Hon Man	Director	August 15, 2011

/s/ Jiang Yanfu
Name: Jiang Yanfu	Director	August 15, 2011

/s/ Gong Xiaoyan
Name: Gong Xiaoyan	Director	August 15, 2011

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