Form 10-Q
period 2011-09-30
Chisen Electric Corp
filed 2011-11-09
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes   ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 8, 2011, the registrant had 50,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Financial Statements of
Chisen Electric Corporation
For the six months ended September 30, 2011

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the six months ended September 30, 2011

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	5 – 6

Unaudited Condensed Consolidated Balance Sheets	7 – 8

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	9

Unaudited Condensed Consolidated Statements of Cash Flows	10 – 11

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	12 – 26

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the six months ended September 30, 2011 and 2010

		Three months ended September 30		Six months ended September 30
		2011	2010	2011	2010
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		36,422	76,613	71,821	127,042

Cost of sales		(29,859)	(65,869)	(63,323)	(111,260)

Gross income		6,563	10,744	8,498	15,782

Operating expenses:
Sales, marketing and distribution		(2,121)	(3,040)	(4,641)	(5,551)
General and administrative		(2,080)	(956)	(3,785)	(1,641)

Operating income		2,362	6,748	72	8,590

Other income, net		213	110	201	613
Interest income		402	102	705	198
Interest expense		(1,555)	(606)	(2,837)	(1,291)

Income (Loss) before income taxes		1,422	6,354	(1,859)	8,110

Income taxes expense	4	(531)	(912)	(82)	(1,161)

Income (Loss) before extraordinary items		891	5,442	(1,941)	6,949

Extraordinary gain (less applicable income taxes of US$0)	19(a)	-	-	13,053	-

Extraordinary loss (less applicable income taxes of US$0)	19(b)	-	-	(1,840)	-

Net income including non-controlling interests		891	5,442	9,272	6,949

Less: Net income attributable to non-controlling interests		(11)	-	(11)	-

Net income attributable to CIEC common stockholders		880	5,442	9,261	6,949

AMOUNTS ATTRIBUTABLE TO CIEC COMMON STOCKHOLDERS

Income (Loss) before extraordinary items		880	5,442	(1,952)	6,949

Extraordinary gain (less applicable income taxes of US$0)		-	-	13,053	-

Extraordinary loss (less applicable income taxes of US$0)		-	-	(1,840)	-

Net income attributable to CIEC common stockholders		880	5,442	9,261	6,949

Other comprehensive income
Foreign currency translation adjustment		625	433	1,041	554

Comprehensive income		1,505	5,875	10,302	7,503

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the six months ended September 30, 2011 and 2010

		Three months ended September 30		Six months ended September 30
		2011	2010	2011	2010
	Note	Shares	Shares	Shares	Shares

Earnings per share	3
Weight average number of common stock outstanding
- basic and diluted		50,000,000	50,000,000	50,000,000	50,000,000

		US$	US$	US$	US$

Net income (loss) per share of common stock outstanding before extraordinary items
- basic and diluted		0.02	0.11	(0.04)	0.14

Net income per share of common stock outstanding after extraordinary items
- basic and diluted		0.02	0.11	0.19	0.14

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2011 and March 31, 2011

		As of September 30,	As of March 31,
		2011	2011
ASSETS	Note	US$’000	US$’000

Current assets:
Cash and cash equivalents		4,948	7,630
Restricted bank balances	5	46,175	44,289
Other financial assets	6	4,038	4,662
Trade receivables, net		55,649	65,233
Other receivables		4,758	4,618
Compensation receivable	19(a)	9,498	-
Prepayments		10,184	6,564
Due from a related party	14(b)	8	8
Inventories	7	25,584	25,173
Assets classified as held for sale		-	2,582
Deferred tax assets	4(c)	613	-

Total current assets		161,455	160,759

Available-for-sale financial assets	8	2,835	2,761
Long-term land lease prepayments, net	10	5,051	4,249
Property, plant and equipment, net	9	32,283	16,633
Deposit for acquisition of land and property, plant and equipment		2,861	3,838

Total assets		204,485	188,240

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2011 and March 31, 2011

		As of September 30,	As of March 31
		2011	2011
	Note	US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables		21,594	15,765
Notes payable	11	34,299	48,640
Accrued expenses and other accrued liabilities		10,669	11,065
Due to related parties	14(b)	2,209	4,126
Income taxes payable		1,601	955
Short-term bank borrowings	12	82,030	65,159
Liabilities directly associated with assets classified as held for sale		-	1,109

Total current liabilities		152,402	146,819

Government subsidies	13	72	95
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		532	555

Total liabilities		152,934	147,374

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each:
10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each:
100,000,000 shares authorized
50,000,000 shares issued and outstanding		50	50
Capital reserves		144	144
Statutory reserves		4,762	3,704
Accumulated other comprehensive income		3,532	2,491
Retained earnings		42,584	34,381

Total CIEC stockholders’ equity		51,072	40,770

Non-controlling interests		479	96

Total stockholders’ equity		51,551	40,866

Total liabilities and stockholders’ equity		204,485	188,240

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the six months ended September 30, 2011

	Common stock issued				Accumulated
	Number of shares	Amount	Capital reserves	Statutory reserves	other comprehensive income	Retained earnings	Total CIEC stockholders’ equity	Non- controlling interests	Total stockholders’ equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2011	50,000,000	50	144	3,704	2,491	34,381	40,770	96	40,866

Net income	-	-	-	-	-	9,261	9,261	11	9,272

Transfer to statutory reserves	-	-	-	1,058	-	(1,058)	-	-	-

Foreign currency translation adjustment	-	-	-	-	1,041	-	1,041	-	1,041

Capital contributed by non-controlling interests	-	-	-	-	-	-	-	372	372

Balance as of September 30, 2011	50,000,000	50	144	4,762	3,532	42,584	51,072	479	51,551

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2011 and 2010

		Six months ended September 30,
		2011	2010
	Note	US$’000	US$’000
Cash flows from operating activities
Net income		9,272	6,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment		542	540
Impairment loss on plant and machinery and leasehold improvement	19(b)	1,840	-
Net compensation gain on disposal of land use rights and buildings	19(a)	(13,053)	-
Loss on disposal of property, plant and equipment		-	18
Amortization of long-term land lease prepayments		46	8
Exchange differences		21	68
Provision for warranty costs		224	549
Government grant recognized		(25)	(24)
Reversal of provision for inventories		(188)	-
Deferred taxes		(613)	-
Changes in assets and liabilities:
Other financial assets		741	4,443
Trade receivables, net		11,234	(17,570)
Other receivables		(24)	(171)
Prepayment		(3,455)	2,826
Due from related parties		1	3
Inventories		415	5,979
Trade payables		5,430	(208)
Notes payable		(15,572)	4,925
Accrued expenses and other accrued liabilities		(901)	1,467
Due to related parties		(2,022)	1,551
Income taxes payable		622	771

Net cash (used in) provided by operating activities		(5,465)	12,124

Cash flows from investing activities
Purchase of property, plant and equipment		(16,559)	(1,685)
Addition of long-term land lease prepayment		(741)	-
Proceeds on disposal of property, plant and equipment		-	1
Compensation received for loss on plant and machinery and leasehold improvement		5,065	-
Investment in restricted bank balances, net		(765)	149
Deposit paid for acquisition of land and buildings		-	(788)
Acquisition of available-for-sale financial assets		-	(1,802)

Net cash used in investing activities		(13,000)	(4,125)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2011 and 2010

	Six months ended September 30,
	2011	2010
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	21,680	6,417
Repayment of short-term bank loans	(17,688)	(8,282)
Proceeds from bills financing	41,363	-
Repayment of bills financing	(30,132)	(3,731)
Capital contributed by non-controlling interest	372	88

Net cash provided by (used in) financing activities	15,595	(5,508)

Net (decrease) increase in cash and cash equivalents	(2,870)	2,491

Cash and cash equivalents, beginning of period	7,630	6,019

Effect on exchange rate changes	188	102

Cash and cash equivalents, end of period	4,948	8,612

Supplemental disclosure of cash flow information
Interest received	705	198
Interest paid	2,280	1,268
Tax paid	80	400

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

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

As of May 27, 2011, Chisen Electric has fully disposed of its interest in Chisen Technology Holdings Corporation (“Chisen Technology”) for a cash consideration of US$10. Chisen Technology has no operation since the date of incorporation. The fair value of Chisen Technology at the date of disposal was net liabilities of US$496. The disposal of Chisen Technology has no significant impact on the value of the Company’s assets, operating cash flows as well as earnings per share.

Details of Chisen Electric’s subsidiaries as of September 30, 2011 are as follows:

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
For the six months ended September 30, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentations
The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2011 and for all periods presented. Information as of March 31, 2011 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 14, 2011 for the year ended March 31, 2011. The results of operations for both the three months and six months ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2012.

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

Recent accounting pronouncement
In September 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing goodwill for impairment”. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual periods beginning after December 15, 2011. The Company believes that the adoption of ASU 2011-08 will not have any material impact on the Company's consolidated results of operation and financial condition.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

3.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for both the three months and six months ended September 30, 2011 and 2010.

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 10% withholding tax. No deferred tax expenses on undistributed profits were charged to the statement of operations for both the three months and six months ended September 30, 2011 and 2010.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

4.	INCOME TAXES (CONTINUED)

(a)	Income tax (benefits) expenses are comprised of the following:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:Corporate income tax	660	912	695	1,161

Deferred taxes arising in the PRC:Benefit of tax loss recognized	(129)	-	(613)	-

	531	912	82	1,161

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

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of September 30, 2011 and March 31, 2011, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of September 30, 2011 and March 31, 2011, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For both the three months and six months ended September 30, 2011 and 2010, no interest or penalties were recorded.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

4.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2010: 25%) is as follows:

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	355	1,588	(465)	2,027
Effect on tax incentives / holiday	93	(794)	415	(996)
Non-taxable income	-	-	-	(34)
Others	83	118	132	164

Income tax expenses	531	912	82	1,161

(c)	The following is the analysis of major deferred taxation (liabilities) assets recognized by the Company and movement thereon:

	Withholding tax on undistributed earnings of a PRC subsidiary	Tax loss of a PRC subsidiary	Total
	US$’000	US$’000	US$’000

As of March 31, 2011 and 2010	(460)	-	(460)
Credited to consolidated statement of operations and other comprehensive income	-	613	613

As of September 30, 2011	(460)	613	153

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity within six months to secure banking facilities granted by various financial institutions as follows:

		As of September 30,	As of March 31,
	Note	2011	2011
		US$’000	US$’000

Notes payable	11	31,479	30,167
Bills financing	12	14,696	14,122

		46,175	44,289

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of trade receivable balances. As of September 30, 2011 and March 31, 2011, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

7.	INVENTORIES

Inventories consisted of the following:

	As of September 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Raw materials	3,038	3,669
Work-in-progress and semi-finished goods	7,338	7,473
Finished goods	15,208	14,031

	25,584	25,173

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of September 30, 2011 and March 31, 2011 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of September 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Buildings	14,897	3,001
Leasehold improvements	1,332	1,016
Plant and machinery	11,274	4,638
Motor vehicles	1,492	1,398
Furniture, fixtures and office equipment	2,583	1,743
Construction in progress	5,264	6,939

	36,842	18,735

Accumulated depreciation and impairment loss	(4,559)	(2,102)

	32,283	16,633

Depreciation expenses were approximately US$238,000 and US$288,000 for the three months ended September 30, 2011 and 2010, respectively, and US$542,000 and US$540,000 for the six months ended September 30, 2011 and 2010 respectively.

10.	LONG-TERM LAND LEASE PREPAYMENTS, NET
	As of September 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Prepaid land use rights	5,101	4,252
Accumulated amortization	(50)	(3)

	5,051	4,249

Lease prepayment as of September 30, 2011 and March 31, 2011 represented the land use rights located in the PRC, which are amortized over the leasehold periods.

Amortization expense for the three months period ended September 30, 2011 and 2010 were US$22,000 and US$4,000 respectively, and US$46,000 and US$8,000 for the six months ended September 30, 2011 and 2010 respectively.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

11.	NOTES PAYABLE

Notes payable were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purchase of raw materials for production exclusively. The Company has to repay the notes within nine months from date of issuance and service fees would be charged by banks for the issuance of the notes. The notes payable were collateralized by restricted bank balances and a long-term land lease prepayment with carrying amount of US$760,000 as of September 30, 2011 (as of March 31, 2011: US$Nil).

In addition, various parties have issued guarantee against these notes payable as follows:
	As of September 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Corporate and personal guarantees jointly issued by related parties (Note 14(d))	9,313	17,557
Corporate guarantees issued by third parties	1,957	3,435
Corporate guarantees jointly issued by related parties and third parties (Note 14(d))	2,348	-

As of September 30, 2011 and March 31, 2011, the Company had unutilized banking facilities of approximately US$33,185,000 and US$4,809,000 respectively to meet the liquidity needs.

12.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of September 30,	As of March 31,
	Note	2011	2011
		US$’000	US$’000

Short-term bank loans	(i)	40,667	35,770
Bills financing	(ii)	41,363	29,389

		82,030	65,159

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

12.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by assets of the Company with carrying values as follows:

	As of September 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Long-term land lease prepayments	4,135	-
Trade receivables	12,522	5,038

	16,657	5,038

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of September 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	16,937	25,389
Corporate guarantees issued by third parties	5,479	5,343

The weighted average annual interest rates of the short-term bank loans were 5.89% and 5.05% as of September 30, 2011 and March 31, 2011 respectively.

(ii)	Bills financing

Bill financing represents amounts due to various banks which are repayable within six months from the date of issue. As of September 30, 2011 and March 31, 2011, the bills are collateralized by certain restricted bank balances of the Company with carrying value of US$14,696,000 and US$14,122,000 respectively and guaranteed by certain related parties and third parties to the extent of US$12,913,000 and US$15,267,000 respectively.

The weighted average annual interest rates of the bills financing were 4.02% and 3.31% as of September 30, 2011 and March 31, 2011, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

13.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$13,000 and US$12,000 were credited to the statement of operations for the three months ended September 30, 2011 and 2010 respectively, and US$25,000 and US$24,000 were credited to the statement of operations for the six months ended September 30, 2011 and 2010 respectively.

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

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:

	As of September 30,	As of March 31,
	2011	2011
	US$’000	US$’000
Due from a related party:
Ms. Zhou Fang Qin	8	8

Due to related parties:
Mr. Xu Keyong	2	2
Chisen Glass	669	1,201
Ruilang Electronic	1,223	2,616
Ai Ge Organism	312	304
Nuo Wan Te Ke	-	3
Xinguangyuan	3	-

	2,209	4,126

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(c)	Summary of related party transactions:

		Three months ended September 30,		Six months ended September 30,
Name of related party	Nature of transactions	2011	2010	2011	2010
		US$’000	US$’000	US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	50	2,201	919	4,134

Chisen Glass	Purchase of raw materials	4	760	382	1,420

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements:

˙
As of September 30, 2011, Chisen Glass provided guarantees, in aggregate, amounting to US$4,696,000, US$1,174,000 and US$3,522,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

˙	As of September 30, 2011, US$1,096,000 of the Company’s notes payable was guaranteed by Ruilang Electronic, Mr. Xu Kecheng and Ms. Zhou Fang Qin.

˙	As of September 30, 2011, Mr. Xu Kecheng, Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$2,348,000 to secure the notes payable of the Company.

˙
As of September 30, 2011, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$12,241,000 and US$1,565,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙	As of September 30, 2011, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$1,565,000 to secure the notes payable of the Company.

˙
As of September 30, 2011, Chisen Glass, Mr. Xu Kecheng, Ms. Zhou Fang Qin and Ruilang Electronic provided guarantees, in aggregate, amounting to US$3,913,000 and US$3,130,000 to secure the notes payable and bills financing of the Company, respectively.

˙	As of September 30, 2011, Xinguangyuan provided guarantees, in aggregate, amounting to US$1,565,000 to secure the bills financing of the Company.

˙
As of September 30, 2011, Xinguangyuan, Mr. Xu Kecheng, Ms. Zhou Fang Qin and certain third parties provided guarantees, in aggregate, amounting to US$4,696,000 to secure the bills financing of the Company.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of September 30, 2011 and March 31, 2011:

	As of September 30,	As of March 31,
	2011	2011
	US$’000	US$’000

Within one year	451	655
One to two years	617	688
Two to three years	29	508
Three to four years	-	120

Total	1,097	1,971

(b)	Capital commitments

As of September 30, 2011 and March 31, 2011, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$137,907,000 and US$150,448,000 respectively.

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

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000

Beginning balance	367	283	301	226
Exchange realignment	5	4	9	5
Accrual for warranties issued during the period	85	230	224	554
Settlement made during the period	(135)	(48)	(212)	(316)

Closing balance	322	469	322	469

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

17.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$274,000 and US$286,000 for the three months ended September 30, 2011 and 2010 respectively, and US$387,000 and US$415,000 for the six months ended September 30, 2011 and 2010 respectively.

18.	SEGMENTAL INFORMATION

During the six months ended September 30, 2011 and 2010, all revenue of the Company represented income from sales of sealed lead-acid battery and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

19.	EXTRAORDINARY ITEMS

(a)	Extraordinary gain

During the six months ended September 30, 2011, Zhejiang Chisen had completed the relocation of production plant in Jingyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered into by Zhejiang Chisen and Administrative Committee of Changxing Economic Development Zone (“ACC”), ACC shall pay Zhejiang Chisen a compensation in the amount of RMB98,514,000 (US$15,278,000) for the loss on long-term land lease prepayment and buildings located in Jingyi Road. In May 2011, the Company wrote off the long-term land lease prepayment and buildings in Jingyi Road with net book value of approximately RMB14,354,000 (US$2,225,000) and therefore net compensation income of RMB84,160,000 (US$13,053,000) was recognised for the period. As of September 30, 2011, the compensation of US$9,498,000 has not been received and was recorded as current assets in the consolidated balance sheet.

As a result, the Company recorded an extraordinary gain of US$13,053,000 in the consolidated statements of operations and other comprehensive income for the six months ended September 30, 2011.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2011 and 2010

19.	EXTRAORDINARY ITEMS (CONTINUED)

(b)	Extraordinary loss

During the six months ended September 30, 2011, and without advance notice to the Company, the PRC Central Government tightened its environment protection policy which applies to all lead-acid battery manufacturers. Pursuant to the newly tightened policy, a 500 meters isolated area must be maintained between production facilities, including assembly facilities, and residential areas.

The Company’s Jing’er Road plant was mainly utilized for assembly activities and it cannot comply with the tightened policy. Management plans to gradually scale down the operation of Jing’er Road plant and estimates that it will relocate such production facilities to the plant in Xuyi County, Jiangsu Province prior to December 31, 2011. After evaluating the plant and machinery at Jing’er Road plant, some of them cannot fit into the plant in Jiangsu Xuyi. The Company decided to impair the value of plant and machinery as well as leasehold improvement of Jing’er Road plant down to its recoverable amount. The impairment loss was recorded as follows:

	Six months ended September 30,
	2011	2010
	US$’000	US$’000

Leasehold improvement	1,012	-
Plant and machinery	828	-

	1,840	-

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

Company Overview

We are one of the leading producers of sealed lead-acid motive batteries, also known as valve regulated lead-acid motive batteries (“VRLA batteries”) in China's personal transportation device market. Our motive battery products, sold under our own brand name “Chisen”, are predominantly used in electric bicycles and are distributed and sold in China.  Among all types of batteries for electric bicycles, the lead-acid motive battery is the preferred choice of electric bicycle manufacturers in China, accounting for 95% of the market share because of its cost efficiency. In general, we manufacture over 19,800,000 sealed lead-acid motive batteries each year, have more than 2,500 employees and are one of China's largest manufacturers of sealed lead-acid motive batteries for electric-powered bicycles (LABEBs).  For the six months ended September 30, 2011 and 2010, sales revenues were US$71,821,000 and US$127,042,000, respectively, and our net income attributable to CIEC common stockholders during the same periods amounted to US$9,261,000 and US$6,949,000, respectively.

Corporate Information

Our offices are located in the Changxing Economic Development Zone at the bank of the Taihu Lake in the County of Changxing in Zhejiang Province, in close proximity to major national transportation systems, including National Highways 104 and 318, the Shanghai – Jiangsu – Zhejiang – Anhui – Hangzhou – Nanjing Expressway, the Changxing – Huzhou – Shanghai Channel, the Xuancheng – Hangzhou Railway and the Xinyi – Changxing Railway. Our registered office is located at No. 1188, Taihu Avenue, Economic Development Zone, Changxing County, Zhejiang Province, PRC, where the office building is under construction. Our executive office has therefore been temporarily moved to No. 559, Jing’er Road, Economic Development Zone, Changxing County, Zhejiang Province, PRC. Our telephone number is (86) 572-6267666 and our corporate website in English is located at www.chisenelectric.com.

We are a reporting company under Section 13 of the Securities Exchange Act of 1934, as amended. Our shares of common stock are not currently listed on any national securities exchange however our common stock is quoted under the symbol “CIEC” on the OTCQB.

On May 27, 2011, Chisen fully disposed of its interest in Chisen Technology Holdings Corporation, a Nevada corporation (“Chisen Technology”) for cash consideration of US$10. Chisen Technology had no operations since its date of incorporation through May 27, 2011.  The disposal of Chisen Technology has had no significant impact on the value of the Company’s assets, operating cash flows or earnings per share.

Development Strategy of the Company

We strive to create an international first-class brand and become the one of the leaders in providing “green” energy in the global electric bicycle market.  Through our continuous researching and developing of new chemical energy technologies, we intend to provide energy-saving and highly-effective energy solutions to our customers for improving quality of life while maintaining a sustainable ecological environment.  Our goal is to become the largest battery developer and producer with a first-class sales and service network in China.  With one of the leading positions in the LABEB battery product market in China, our expansion plans in Changxing County (Zhejiang Province) and Jiangsu Province, our product research and development capability and our cooperative partnerships with clients, we believe that we are well positioned to capture additional business opportunities in China's personal transportation device markets. In light of the prevailing economic trends for developing alternative transportation devices that reduce the reliance on oil and produce lesser emissions, we plan to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, we plan to expand our product mix to include valve regulated lead-acid back-up batteries, the lithium-ion battery, lead-acid power storage batteries dedicated for solar and wind power and lead-acid motive batteries for electric cars.

Production Capacity

Pursuant to an Investment Agreement entered into by and between CCEC and the Administrative Committee of Changxing Economic Development Zone, we terminated our operations at Plant A at Jingyi Road in Changxing County, Zhejiang Province. We are investing in the construction of a factory in Xuyi County, Jiangsu Province and at Jingsi Road in Changxing County, Zhejiang Province.

Pursuant to a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract entered into by and between CEJC and the Jiangsu Xuyi Economic Development Zone Administrative Committee on September 6, 2010,  CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) in three stages to build the Chisen Circular Economy Industry Park (“Plant D”) to manufacture VRLA batteries, as well as our newest product, lithium-ion batteries, and other related products in the Jiangsu Xuyi Economic Development Zone in Xuyi County, Jiangsu Province. In the first stage, CEJC will invest in the production of VRLA batteries only and shall invest approximately RMB422,000,000 (approximately US$62,000,000), including approximately RMB150,000,000 (approximately US$22,000,000) in fixed assets for the production of VRLA batteries only. The project will be operated primarily by the cash generated from our operating profit and short term bank loans.

During the three months ended June 30, 2011 and without advance notice to the Company, the PRC Central Government tightened its environmental protection policy which applies to all lead-acid battery manufacturers. Pursuant to the new policy, a 500 meter isolated area must be maintained between production facilities and residential areas.  From the beginning of May, the Zhejiang Environmental Protection Bureau (the “ZEPB”) conducted an environmental sanitation investigation at our plant at Jing’er Road of Changxing County, Zhejiang Province (“Plant B”). The results showed that the sewage and exhaust complied with national standards in China, however, the Company is not maintaining the 500 meter isolated area between production facilities and residential areas.

After discussion with the Government, our battery charging activities and packing activities were permitted to keep operating until December 31, 2011, however all other production activities must have ceased pursuant to the tightened environmental policy on or before July 15, 2011.  Management believes that our production facilities could not fully comply with the adjusted environmental policy as the residential area near Plant B showed (and continues to show) no signs of slowing its expansion towards Plant B, which is out of the Company’s control.  As a result, we decided to scale down our operations at Plant B and relocate such production facilities to Plant D in Xuyi County, Jiangsu Province (as described below) before December 31, 2011.  We have stopped all production activities, apart from battery charging activities and packing activities, during the period ended September 30, 2011. We did not suffer any penalty due to this tightened environmental protection policy. However, part of our production facilities in Plant B cannot be adequately transferred and implemented into our new production facility at Plant D, and we incurred an impairment loss of such facilities of US$1,840,000.

As of the date of this report, the Government preliminarily agreed to re-designate the land in Changxing County to us for redevelopment. Prior to the new plant in Changxing County being built, our lead-acid battery production will be relocated to Plant D. However, since Plant D is still under a trial production stage, we believe our production capacity will not rebound in a short time which could continue to have an adverse effect on our business and operations.

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

Vertical Integration Strategy

During the period ended September 30, 2011, we have implemented a vertical integration strategy of producing lead plates at Plant D which has enabled us to reduce processing costs.  Additionally, due to the implementation of the above stated environmental policy, hundreds of our competitors that are small and medium size battery manufacturers have been forced to shut down or to stop operations.  As a result, the shortage of supply of lead acid batteries has armed us with strategic bargaining power when negotiating the sales price of our products with customers.

Critical Accounting Policies, Estimates and Assumptions

For the six months ended September 30, 2011, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing goodwill for impairment”. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual periods beginning after December 15, 2011. The Company believes that the adoption of ASU 2011-08 will not have any material impact on the Company's consolidated results of operation and financial condition.

Results of Operations for the Three Months Ended September 30, 2011 Compared With the Three Months Ended September 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in U.S. Dollars and as a percentage of revenues.

	For The Three Months ended September 30 (Unaudited)
	(in thousands)
	2011 (US$)	2010 (US$)	2011	2010
Revenues	36,422	76,613	100.00%	100.00%
Cost of sales	(29,859)	(65,869)	81.98%	85.98%
Gross income	6,563	10,744	18.02%	14.02%
Sales, marketing and distribution	(2,121)	(3,040)	5.82%	3.97%
General and administrative expenses	(2,080)	(956)	5.71%	1.25%
Operating income	2,362	6,748	6.49%	8.81%
Other income, net	213	110	0.58%	0.14%
Interest income	402	102	1.10%	0.13%
Net income from operations before interest and tax expenses	2,977	6,960	8.17%	9.08%
Interest expenses	(1,555)	(606)	4.27%	0.79%
Income before income taxes	1,422	6,354	3.90%	8.29%
Income taxes expenses	(531)	(912)	1.46%	1.19%
Income before extraordinary items	891	5,442	2.45%	7.10%
Extraordinary gain (less applicable taxes of US$0)	-	-	-%	-%
Extraordinary loss (less applicable taxes of US$0)	-	-	-%	-%
Net income including non-controlling interest	891	5,442	2.45%	7.10%
Net income attributable to non-controlling interest	(11)	-	0.03%	-%
Net income attributable to CIEC common shareholders	880	5,442	2.42%	7.10%
Other comprehensive income	625	433	1.72%	0.57%
Comprehensive income	1,505	5,875	4.13%	7.67%

Revenues and Cost of Sales

Revenue decreased by US$40,191,000, or 52.46%, to US$36,422,000 for the three months ended September 30, 2011 compared with US$76,613,000 for the three months ended September 30, 2010. This decrease was mainly attributable to the decrease of production activities resulting from an unexpected tightening of an environmental protection policy enforced on all lead-acid battery manufacturers implemented by the PRC Central Government during the period ended June 30, 2011. Pursuant to the tightened policy, a 500 meter isolated area must be maintained between production facilities and residential areas. All production facilities must comply with this policy on or before July 15, 2011. Our production facilities at Plant B at Jing’er Road are not in compliance with the tightened environmental policy and the residential area nearby Plant B shows no signs of slowing its expansion towards Plant B, which is out of the Company’s control. Our management decided to gradually scale down the operations of Plant B and to relocate such production facilities to Plant D before December 31, 2011. However, we are permitted by the government to continue to conduct our battery charging activities and packing activities until December 31, 2011.

Cost of sales for the three months ended September 30, 2011 and 2010 were US$29,859,000 and US$65,869,000, respectively. The decrease in cost of sales of US$36,010,000, or 54.67%, was mainly due to a decrease in sales volume resulting from the unexpected tightening of the environmental protection policy implemented by the PRC Central Government as stated above.

Our gross profit ratio increased by 4.00% to 18.02% for the three months ended September 30, 2011 when comparing with the same period in 2010. The increase in gross profit ratio was mainly attributable to the decrease of the price of our chief raw material, lead, as well as the increase in the sales price of our products. During the period ended September 30, 2011, (a) we have implemented a vertical integration strategy of producing lead plates at Plant D which has enabled us to reduce the processing costs of our products and (b) due to the implementation of the environmental policy discussed above, hundreds of our competitors that are small and medium size battery manufacturers have been forced to shut down or to stop operations.  As a result, the shortage of supply of lead acid batteries has armed us with strategic bargaining power when negotiating the sales price of our products with customers.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2011 and 2010 were US$238,000 and US$288,000, respectively.  The decrease of US$50,000, or 17.36%, was mainly due to the impairment of property, plant and equipment at Plant B which cannot be adequately transferred and implemented into our new production facility at Plant D.

General and Administrative Expenses

General and administrative expenses were US$2,080,000 and US$956,000 for the three months ended September 30, 2011 and 2010, respectively. Such expenses mainly consisted of research and development, staff salaries and benefits, consultancy, taxes and depreciation expenses.

The increase of our general and administrative expenses by US$1,124,000, or 117.57%, for the three months ended September 30, 2011 as compared to the same period in 2010 was mainly attributable to: (a) an increase of US$502,000 for the staff salaries and relevant benefits, such as staff cafeteria expenses and social insurance, due to the operation of a new plant in Xuyi County of Jiangsu Province where we have employed more administrative staff. On the other hand, due to the relocation activities, the cafeteria at Plant A was demolished and the cafeteria at Plant D was under construction during the period, and therefore a catering service was outsourced to third parties resulting in a significant increase in staff cafeteria costs; (b) an increase in research and development expenses of US$211,000, which are mainly attributable to the resources invested in improving the quality of existing products as well as the development of new products and the increase in staff in our R&D department; and (c) an increase in staff accident insurance for the Company of US$109,000; since the Company provided free shuttle bus services between Jiangsu and Zhejiang for its staff every week, and in order to protect our staff benefit, the Company arranged additional traffic accident insurance during the period.

Sales, Marketing and Distribution

Sales, marketing and distribution expenses for the three months ended September 30, 2011 and 2010 were US$2,121,000 and US$3,040,000, respectively.  The decrease of sales, marketing and distribution expenses of US$919,000, or 30.23%, was mainly attributable to the decrease of transportation expenses of US$658,000 and commission expenses of US$69,000. The decrease of transportation expenses and commission expenses was mainly due to the decrease of selling activities resulting from the implementation of the tightened environmental policy as stated above.

Interest Income

Interest income for the three months ended September 30, 2011 and 2010 was US$402,000 and US$102,000, respectively.  The increase of US$300,000, or 294.12%, was mainly attributable to the increase in the average deposit interest rate from 1.83% to 3.31%, as well as an increase in restricted cash pledged for notes granted by banks.

Income before Interest and Income Tax Expenses

Income before interest and income tax expenses was for the three months ended September 30, 2011 and 2010 was US$1,422,000 and US$6,354,000, respectively.  The decrease of US$4,932,000, or 77.62%, was mainly attributable to the decrease in revenue during the period.

Interest Expense

Interest expense for the three months ended September 30, 2011 and 2010 was US$1,555,000 and US$606,000, respectively.  The increase in interest expense of US$949,000, or 156.60%, was mainly attributable to the increase of banking facilities utilized by the Company as well as the increase in interest rate.

Income Taxes Expenses

Income taxes expenses for the three months ended September 30, 2011 and 2010 was US$531,000 and US$912,000, respectively.  The decrease in income taxes expenses of US$381,000, or 41.78%, was mainly attributable to the decrease in revenue during the period.

Net Income Including Non-Controlling Interest

Net income was US$891,000 and US$5,442,000 for the three months ended September 30, 2011 and 2010, respectively.  The decrease of US$4,551,000, or 83.63%, was mainly attributable to the decrease in operating income of US$4,386,000 as compared to the same period in 2010.

Results of Operations for the Six Months Ended September 30, 2011 Compared With the Six Months Ended September 30, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Six Months ended September 30 (Unaudited)
	(in thousands)
	2011 (US$)	2010 (US$)	2011	2010
Revenues	71,821	127,042	100.00%	100.00%
Cost of sales	(63,323)	(111,260)	88.17%	87.58%
Gross income	8,498	15,782	11.83%	12.42%
Sales, marketing and distribution	(4,641)	(5,551)	6.46%	4.37%
General and administrative expenses	(3,785)	(1,641)	5.27%	1.29%
Operating income	72	8,590	0.10%	6.76%
Other income, net	201	613	0.28%	0.48%
Interest income	705	198	0.98%	0.16%
Net income from operations before interest and tax expenses	978	9,401	1.36%	7.40%
Interest expenses	(2,837)	(1,291)	3.95%	1.02%
(Loss) Income before income taxes	(1,859)	8,110	2.59%	6.38%
Income taxes expenses	(82)	(1,161)	0.11%	0.91%
(Loss) Income before extraordinary items	(1,941)	6,949	2.70%	5.47%
Extraordinary gain (less applicable taxes of US$0)	13,053	-	18.17%	-%
Extraordinary loss (less applicable taxes of US$0)	(1,840)	-	2.56%	-%
Net income including non-controlling interest	9,272	6,949	12.91%	5.47%
Net income attributable to non-controlling interest	(11)	-	0.02%	-%
Net income attributable to CIEC common shareholders	9,261	6,949	12.89%	5.47%
Other comprehensive income	1,041	554	1.45%	0.44%
Comprehensive income	10,302	7,503	14.34%	5.91%

Revenues and Cost of Sales

Revenues decreased by US$55,221,000, or 43.47%, to US$71,821,000 for the six months ended September 30, 2011 compared with US$127,042,000 for the six months ended September 30, 2010.  This decrease was mainly attributable to the decrease of production activities resulting from an unexpected tightening of an environmental protection policy enforced on all lead-acid battery manufacturers implemented by the PRC Central Government during the period ended June 30, 2011. Pursuant to the tightened policy, a 500 meter isolated area must be maintained between production facilities and residential areas. All production facilities must comply with this policy on or before July 15, 2011. Our production facilities at Plant B at Jing’er Road are not in compliance with the tightened environmental policy and the residential area nearby Plant B shows no signs of slowing its expansion towards Plant B, which is out of the Company’s control. Our management decided to gradually scale down the operations of Plant B and to relocate such production facilities to Plant D before December 31, 2011. However, we are permitted by the government to continue to conduct our battery charging activities and packing activities until December 31, 2011.

Cost of sales for the six months ended September 30, 2011 and 2010 were US$63,323,000 and US$111,260,000, respectively.  The decrease in cost of sales of US$47,937,000, or 43.09%, was mainly attributable to the decrease in sales volume resulting from the tightening of the environmental policy implemented by the PRC Central Government as stated above.

Our gross profit ratio decreased by 0.61% to 11.83% for the six months ended September 30, 2011 when comparing with the corresponding period of last year.  The decrease was mainly attributable to the net effect of the following: (a) during the first quarter of 2011, the cost of our chief raw material, lead, as well as the processing fee charged on lead plates were increased as compared to the same period in 2010; therefore, our gross profit ratio decreased by 4.52% to 5.47% for the three months ended June 30, 2011; and (b) from the second quarter of 2011, we have successfully implemented a vertical integration strategy of producing lead plates at Plant D in Jiangsu Province, which has enabled us to reduce our processing costs; due to a shortage of supply of lead acid batteries in the market, we have increased the sales price of our products and as a result, the gross profit ratio increased by 4.00% to 18.02% for the three months ended September 30, 2011 as compared to the same period in 2010.  As a result of the foregoing, the gross profit ratio for the six months ended September 30, 2011 decreased by approximately 0.61% when compared to the same period in 2010.

Depreciation and Amortization

Depreciation and amortization expenses were US$542,000 and US$540,000 for the six months ended September 30, 2011 and 2010, respectively.

During the six months ended September 30, 2011, we were forced to relocate our production facilities at Plant B to Plant D as a result of the tightened environmental protection policy described above. However, some of our equipment at Plant B can no longer be used and were impaired during the period. At the same time, due to the increase of operations of our production facilities at Plant D, we acquired new property, plant and equipment during the period. Therefore, the depreciation for the six months ended September 30, 2011 increased slightly to US$2,000, or 0.37%, as compared to the same period in 2010.

General and Administrative Expenses

General and administrative expenses were approximately US$3,785,000 and US$1,641,000 for the six months ended September 30, 2011 and 2010, respectively.

The increase of US$2,144,000, or 130.65%, for the six months ended September 30, 2011 as compared to the same period in 2010 was mainly attributable to: (a) an increase of US$568,000 for staff salaries and benefits, such as staff cafeteria expenses and social insurance, due to the operation of new plant in Xuyi County of Jiangsu Province where we have employed more administrative staff. On the other hand, due to the relocation activities, the cafeteria at Plant A was demolished and the cafeteria at Plant D was under construction during the period, and therefore a catering service was outsourced to third parties resulting in a significant increase in staff cafeteria costs; (b) an increase in research and development expenses of US$383,000, which are mainly attributable to the resources invested in improving the quality of existing products as well as the development of new products and the increase in staff in our R&D department; (c) an increase in staff accident insurance for the Company of US$109,000; since the Company provided free shuttle bus services between Jiangsu and Zhejiang for its staff every week, and in order to protect our staff benefit, the Company arranged additional traffic accident insurance during the period; (d) increases in office supplies expenses of US$325,000 due to the replacement of the Company’s old office supplies during the relocation of our offices from Jingyi Road to Jing’er Road in Zhejiang Province; on the other hand, we have established a new office at Plant D in Jiangsu Province, which also increase the office supplies; and (e) increase in legal and professional fees of US$283,000 in connection with the filing of our Registration Statement on Form S-1, consultancy fees paid to US GAAP consultant and internal control consultant and an audit fee.

Sales, Marketing and Distribution

Sales, marketing and distribution expense were US$4,641,000 and US$5,551,000 for the six months ended September 30, 2011 and 2010, respectively.  The decrease of US$910,000 or 16.39% was mainly attributable to the decrease in selling activities due to the tightened environmental protection policy as mentioned above.  The transportation expense, commission expense and warranty were decreased by US$957,000, US$159,000 and US$354,000, respectively.  In order to maintain our brand image from the influence of the shortage of supply of our batteries products, we increased advertising expenses and other expenses of US$308,000 and US$117,000, respectively.

Other Income, Net

Other income, net included a gain from disposal of a wholly-owned subsidiary of US$506. As of May 27, 2011, Chisen Electric has fully disposed its interest in Chisen Technology for a cash consideration of US$10.  The fair value of Chisen Technology at the date of disposal was net liabilities of US$496. The disposal of Chisen Technology has had no significant impact on the value of the Group’s assets, operating cash flows as well as earnings per share.

Interest Income

Interest income was US$705,000 and US$198,000 for the six months ended September 30, 2011 and 2010, respectively.  The increase of US$507,000, or 256.06%, was mainly attributable to the increase in the average deposit interest rate from 1.71% to 2.85% as well as an increase in restricted cash pledged for notes granted by banks.

Income before Interest and Income Tax Expenses

Income before interest and income tax expenses were US$978,000 and US$9,401,000 for the six months ended September 30, 2011 and 2010, respectively.  The decrease of US$8,423,000, or 89.60%, was mainly due to the decrease in sales from US$127,042,000 during the six months ended September 30, 2010 to US$71,821,000 during the six months ended September 30, 2011.

Interest Expense

Interest expense was US$2,837,000 and US$1,291,000 for the six months ended September 30, 2011 and 2010, respectively.  The increase in interest expense of US$1,546,000, or 119.75%, was mainly attributable to the increase in our borrowing amount of US$16,871,000 and the increase in interest rate also caused to the increase in interest expense.

Income Taxes Expenses

Income taxes expenses for the six months ended September 30, 2011 and 2010 was US$82,000 and US$1,161,000, respectively.  The decrease in income taxes expenses of US$1,079,000, or 92.94%, was mainly attributable to the decrease in revenue during the period.

Extraordinary Gain

During the six months ended September 30, 2011, we completed the relocation of Plant A at Jingyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered into by CCEC and the Administrative Committee of Changxing Economic Development Zone ("ACC"), ACC shall pay us compensation in the amount of RMB98,514,000 (US$15,278,000) for the loss on long-term land lease prepayment and buildings located at Jingyi Road. In May 2011, the Company wrote-off the long-term land lease prepayment and buildings at Jingyi Road with a net book value of approximately RMB14,354,000 (US$2,225,000) and therefore, net compensation income of RMB$84,160,000 (US$13,053,000) was recognized for the period. The transaction of relocation was considered as an involuntary conversion of a non-monetary asset into a monetary asset. According to ASC605-40-25, to the extent the cost of a nonmonetary asset differs from the amount of monetary assets received, the result of the realization of a gain from the transaction is recognized.  The relocation activity is abnormal and significantly different from the ordinary and typical activities of the Company and is not expected to recur in the foreseeable future. According to ASC225-20, the Company classified the gain as an extraordinary item.  Pursuant to the Implementation Regulations to the EIT law of the PRC, only the portion of compensation income exceeding the reinvestment amount related to the relocation was taxable. All compensation income received by the Company would be reinvested into the fixed assets and long-term land lease prepayment of Plant C at Jingsi Road and therefore, no income tax was applicable.

Extraordinary Loss

During the three months ended June 30, 2011 and without advance notice to the Company, the PRC Central Government tightened its environmental protection policy which applies to all lead-acid battery manufacturers. Pursuant to the new policy, a 500 meter isolated area must be maintained between production facilities and residential areas.  From the beginning of May, the Zhejiang Environmental Protection Bureau (ZEPB) conducted an environmental sanitation investigation at Plant B. The results showed that the sewage and exhaust complied with national standards in China, however, the Company is not maintaining the 500 meter isolated area between production facilities and residential areas. The ZEPB requires all production facilities at Plant B to comply with and meet the adjusted environmental policy prior to July 15, 2011.  However we were permitted by the government to continue to conduct our battery charging activities and packing activities until December 31, 2011. We have stopped all production activities, apart from battery charging activities and packing activities, during the period ended September 30, 2011. We did not suffer any penalty due to this tightened environmental protection policy.

As of the date of this report, the Government preliminarily agreed to re-designate the land in Changxing County to us for redevelopment. Prior to the new plant in Changxing County being built, our lead-acid battery production will be relocated to Plant D. However, since Plant D is still under a trial production stage, we believe our production capacity will not rebound in a short time which could continue to have an adverse effect on our business and operations.

As such, the impairment loss of some fixed assets, including plant and machinery together with a leasehold improvement of US$1,840,000, were recognized as an extraordinary loss.  Management considers that this Government behavior is very unusual and thus the relevant impairment loss of plant and machinery was classified as an extraordinary item.

Pursuant to the Implementation Regulations to the EIT law of the PRC, the impairment loss can only be recognized when the relevant assets were disposed. Since the actual amount of loss in the future cannot be assessed accurately, no tax benefit was recognized.

Net Income Including Non-Controlling Interest

Net income was US$9,272,000 and US$6,949,000 for the six months ended September 30, 2011 and 2010, respectively.  The increase of US$2,323,000, or 33.43%, was mainly attributable to an increase in the extraordinary gain of US$13,053,000, offset by an operating loss of US$1,941,000 (as compared with operating income of US$6,949,000 for the six months ended September 30, 2011) and the addition of an extraordinary loss of US$1,840,000.

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

The following table sets forth the summary of our cash flows, in U.S. Dollars, for the periods indicated:

	Six Months Ended September 30,
	(in thousands)
	2011(US$)	2010(US$)
Net cash (used in) provided by operating activities	(5,465)	12,124
Net cash used in investing activities	(13,000)	(4,125)
Net cash provided by (used in) financing activities	15,595	(5,508)
Net (decrease) increase in cash and cash equivalents	(2,870)	2,491
Cash and cash equivalents, beginning of period	7,630	6,019
Effect on exchange rate changes	188	102
Cash and cash equivalents at end of period	4,948	8,612

Operating Activities

Net cash used in operating activities was US$5,465,000 for the six months ended September 30, 2011, as compared to net cash provided by operating activities of US$12,124,000 for the six months ended September 30, 2010.

The decrease in cash inflow of US$17,589,000 was mainly attributable to the increase in a trade receivable of US$28,804,000 offsetting the decrease in gross income of US$7,284,000, inventories of US$5,564,000, prepayment of US$6,281,000, bills payable of US$20,497,000 and amounts due to related parties of US$3,573,000 as compared with the same period in 2010.

Investing Activities

Net cash used in investing activities was US$13,000,000 and US$4,125,000 for the six months ended September 30, 2011 and 2010, respectively.

The increase in net cash outflow of US$8,875,000 was mainly attributable to an increase in acquisition of property, plant and equipment, and long term land lease prepayment of US$15,615,000 offsetting the compensation received for the disposal of plant, machinery and leasehold of US$5,065,000 and a decrease in the acquisition of available-for-sale financial assets of US$1,802,000.

Financing Activities

Net cash provided by financing activities was US$15,595,000 for the six months ended September 30, 2011 compared to the net cash used of US$5,508,000 for same period in 2010, representing an increase of US$21,103,000.  The increase mainly consisted of addition of proceeds from bills financing of US$41,363,000 and increase in proceeds from short-term bank loans of US$15,263,000 offsetting the increase in repayment of bills financing and short-term bank loans of US$26,401,000 and US$9,406,000, respectively.

Capital Commitment

As of September 30, 2011 and March 31, 2011, the Company had outstanding capital expenditure commitments of approximately US$137,907,000 and US$150,448,000, respectively, indicating a decrease of US$12,541,000, or 8.34%.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	September 30, 2011		March 31, 2011
Short-term bank borrowings	US$	82,030,000	US$	65,159,000
Notes payable (within (1) year)	US$	34,299,000	US$	48,640,000
Total	US$	116,329,000	US$	113,799,000

Purchase Obligations (US$)	September 30, 2011		March 31, 2011
Construction projects and purchase of machinery	US$	137,907,000	US$	150,448,000
Total	US$	137,907,000	US$	150,448,000

Operating Lease Obligations (US$)	September 30, 2011		March 31, 2011
Within one (1) year	US$	451,000	US$	655,000
1-3 years	US$	646,000	US$	1,196,000
3-5 years	US$	-	US$	120,000
Over five (5) years	US$	-	US$	-
Total	US$	1,097,000	US$	1,971,000

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, our management, including our principal executive officer and our principal financial and accounting officer, concluded that our disclosure controls and procedures were effective as of the fiscal quarter covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2011, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Date: November 9, 2011	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: November 9, 2011	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer