Form 10-Q
period 2011-12-31
Chisen Electric Corp
filed 2012-02-14
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 13, 2012, the registrant had 500,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the nine months ended December 31, 2011

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	3 – 4

Unaudited Condensed Consolidated Balance Sheets	5 – 6

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	7

Unaudited Condensed Consolidated Statements of Cash Flows	8 – 9

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements	10 – 24

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the nine months ended December 31, 2011 and 2010

		Three months ended December 31		Nine months ended December 31
		2011	2010	2011	2010
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		35,160	67,670	102,900	194,712

Cost of sales		(28,073)	(59,200)	(87,315)	(170,460)

Gross income		7,087	8,470	15,585	24,252

Operating expenses:
Sales, marketing and distribution		(2,390)	(2,560)	(7,031)	(8,111)
General and administrative		(2,812)	(987)	(6,597)	(2,628)

Operating income		1,885	4,923	1,957	13,513

Other income, net		418	276	619	889
Loss on disposal of scrap inventories		(6,092)	(2,307)	(6,092)	(2,307)
Provision for inventories		(5,431)	-	(5,431)	-
Interest income		479	117	1,184	315
Interest expense		(2,009)	(940)	(4,846)	(2,231)

(Loss) Income before income taxes		(10,750)	2,069	(12,609)	10,179

Income taxes benefit (expense)	4	434	(1,260)	352	(2,421)

(Loss) Income before extraordinary items		(10,316)	809	(12,257)	7,758

Extraordinary gain (less applicable income taxes of US$0)	19(a)	-	1,738	13,117	1,738
Extraordinary loss (less applicable income taxes of US$0)	19(b)	-	-	(1,848)	-

Net (loss) income including non-controlling interests		(10,316)	2,547	(988)	9,496

Less: Net income attributable to non-controlling interests		(53)	-	(64)	-

Net (loss) income attributable to CIEC common stockholders		(10,369)	2,547	(1,052)	9,496

Amounts attributable to CIEC common stockholders

(Loss) Income before extraordinary item		(10,369)	809	(12,321)	7,758

Extraordinary gain		-	1,738	13,117	1,738
Extraordinary loss		-	-	(1,848)	-

Net (loss) income attributable to CIEC common stockholders		(10,369)	2,547	(1,052)	9,496

Other comprehensive income
Foreign currency translation adjustment		256	561	1,297	1,115

Comprehensive (loss) income		(10,113)	3,108	245	10,611

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the nine months ended December 31, 2011 and 2010

		Three months ended December 31		Nine months ended December 31
		2011	2010	2011	2010
	Note	Shares	Shares	Shares	Shares

(Loss) Earnings per share	3
Weighted average number of common stock outstanding - basic and diluted		500,000,000	500,000,000	500,000,000	500,000,000

		US$	US$	US$	US$

Net (loss) income per share of common stock outstanding before extraordinary items - basic and diluted		(0.021)	0.002	(0.025)	0.016

Net (loss) income per share of common stock outstanding after extraordinary items - basic and diluted		(0.021)	0.005	(0.002)	0.019

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2011 and March 31, 2011

		As of December 31,	As of March 31,
		2011	2011
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		7,170	7,630
Restricted bank balances	5	64,947	44,289
Other financial assets	6	755	4,662
Trade receivables, net		40,518	65,233
Other receivables		8,699	4,618
Compensation receivable	19(a)	7,978	-
Prepayments		9,264	6,564
Due from a related party	14(b)	5	8
Inventories, net	7	22,615	25,173
Assets classified as held for sale		-	2,582
Deferred tax assets	4(c)	1,302	-

Total current assets		163,253	160,759

Available-for-sale financial assets	8	2,961	2,761
Long-term land lease prepayments, net	10	5,055	4,249
Property, plant and equipment, net	9	49,266	16,633
Deposit for acquisition of land and property, plant and equipment		8,259	3,838

Total assets		228,794	188,240

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of December 31, 2011 and March 31, 2011

		As of December 31,	As of March 31
		2011	2011
	Note	US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables		9,801	15,765
Notes payable	11	13,224	48,640
Accrued expenses and other accrued liabilities		20,311	11,065
Due to related parties	14(b)	3,356	4,126
Income taxes payable		523	955
Short-term bank borrowings	12	139,512	65,159
Liabilities directly associated with assets classified as held for sale		-	1,109

Total current liabilities		186,727	146,819

Government subsidies	13	60	95
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		520	555

Total liabilities		187,247	147,374

Commitments and contingencies	15	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each:
10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each:
1,000,000,000 shares authorized, 500,000,000 shares issued and outstanding as of December 31, 2011 and 50,000,000 shares issued and outstanding as of March 31, 2011		500	50
Capital reserves		144	144
Statutory reserves		4,142	3,704
Accumulated other comprehensive income		3,788	2,491
Retained earnings		32,441	34,381

Total CIEC stockholders’ equity		41,015	40,770

Non-controlling interests		532	96

Total stockholders’ equity		41,547	40,866

Total liabilities and stockholders’ equity		228,794	188,240

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the nine months ended December 31, 2011

	Common stock issued				Accumulated other		Total CIEC	Non-	Total
	Number of shares	Amount	Capital reserves	Statutory reserves	comprehensive income	Retained earnings	stockholders’ equity	controlling interests	stockholders’ equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2011	50,000,000	50	144	3,704	2,491	34,381	40,770	96	40,866

Net income	-	-	-	-	-	(1,052)	(1,052)	64	(988)

Forward stock split (Note)	450,000,000	450	-	-	-	(450)	-	-	-

Transfer to statutory reserves	-	-	-	438	-	(438)	-	-	-

Foreign currency translation adjustment	-	-	-	-	1,297	-	1,297	-	1,297

Capital contributed by non-controlling interests	-	-	-	-	-	-	-	372	372

Balance as of December 31, 2011	500,000,000	500	144	4,142	3,788	32,441	41,015	532	41,547

Note:

In October 2011, the board of directors approved a 10-for-1 forward stock split of the common stock of the Company without changing its par value, which has become effective since November 22, 2011. The difference in value of common stock issued without changing the par value as a result of the forward stock split of US$450,000 has been debited to retained earnings.

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended December 31, 2011 and 2010

		Nine months ended December 31,
		2011	2010
	Note	US$’000	US$’000
Cash flows from operating activities
Net (loss) income		(988)	9,496
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment		1,412	807
Impairment loss on plant and machinery and leasehold improvement	19(b)	1,848	-
Net gain on disposal of land use rights and buildings	19(a)	(13,117)	-
Loss on disposal of property, plant and equipment		-	18
Amortization of long-term land lease prepayments		71	12
Exchange differences		87	252
Provision for warranty costs		457	818
Government grant recognized		(38)	(36)
Provision for inventories		5,431	-
Deferred taxes		(1,302)	-
Changes in assets and liabilities:
Other financial assets		4,052	1,718
Trade receivables, net		26,746	(17,812)
Other receivables		(4,050)	(7,080)
Prepayment		(2,497)	(2,034)
Due from related parties		4	4
Inventories		(2,143)	4,465
Trade payables		(6,453)	(266)
Notes payable		(36,931)	12,553
Accrued expenses and other accrued liabilities		8,444	686
Due to related parties		(899)	2,393
Income taxes payable		(461)	958

Net cash (used in) provided by operating activities		(20,327)	6,952

Cash flows from investing activities
Purchase of property, plant and equipment		(32,546)	(3,396)
Addition of long-term land lease prepayment		(745)	-
Proceeds on disposal of property, plant and equipment		-	1
Compensation received for loss on plant and machinery and leasehold improvement		6,658	-
Investment in restricted bank balances, net		(19,279)	(4,386)
Deposit paid for acquisition of land and buildings		(7,146)	(798)
Acquisition of available-for-sale financial assets		-	(1,826)

Net cash used in investing activities		(53,058)	(10,405)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended December 31, 2011 and 2010

	Nine months ended December 31,
	2011	2010
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	42,662	14,368
Repayment of short-term bank loans	(31,721)	(10,209)
Proceeds from bills financing	91,686	3,025
Repayment of bills financing	(30,304)	(3,781)
Capital contributed by non-controlling interest	372	88

Net cash provided by financing activities	72,695	3,491

Net (decrease) increase in cash and cash equivalents	(690)	38

Cash and cash equivalents, beginning of period	7,630	6,019

Effect on exchange rate changes	230	180

Cash and cash equivalents, end of period	7,170	6,237

Supplemental disclosure of cash flow information
Interest received	1,184	315
Interest paid	5,271	2,186
Tax paid	1,382	1,458

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

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

Details of Chisen Electric’s subsidiaries as of December 31, 2011 are as follows:

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
For the nine months ended December 31, 2011 and 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of December 31, 2011 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of December 31, 2011 and for all periods presented. Information as of March 31, 2011 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on June 14, 2011 for the year ended March 31, 2011. The results of operations for both the three months and nine months ended December 31, 2011 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2012.

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

Recent accounting pronouncement

In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. The Company believes that the adoption of ASU 2011-11 will not have any impact on the Company's consolidated results of operation and financial condition.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

3.	(LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted (loss) earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for both the three months and nine months ended December 31, 2011 and 2010. As a result of a forward stock split, the calculation of basic and diluted (loss) earnings per common stock for all periods presented are adjusted retrospectively.

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 10% withholding tax. No deferred tax expenses on undistributed profits were charged to the statement of operations for both the three months and nine months ended December 31, 2011 and 2010.

As of December 31, 2011, the Company has estimated unused tax losses of approximately US$8,700,000 (2010: US$Nil) available for offset against future profits. Deferred tax benefits of US$689,000 (2010: US$Nil) and US$1,302,000 (2010: US$Nil) were credited to the statement of operations for the three months and nine months ended December 31, 2011.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

4.	INCOME TAXES (CONTINUED)

(a)	Income tax (benefits) expenses are comprised of the following:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:
Corporate income tax	255	322	950	1,483
Withholding tax on dividends declared by the PRC foreign investment enterprise	-	938	-	938

	255	1,260	950	2,421

Deferred taxes arising in the PRC:
Benefit of tax loss recognized	(689)	-	(1,302)	-

	(434)	1,260	(352)	2,421

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

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of December 31, 2011 and March 31, 2011, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of December 31, 2011 and March 31, 2011, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For both the three months and nine months ended December 31, 2011 and 2010, no interest or penalties were recorded.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

4.	INCOME TAXES (CONTINUED)

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2010: 25%) is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	(2,687)	517	(3,152)	2,545
Effect on tax incentives / holiday	446	(259)	861	(1,273)
Withholding tax	-	938	-	938
Non-deductible items	2,564	-	2,564	-
Non-taxable income	-	-	-	(34)
Others	(757)	64	(625)	245

Income tax (benefits) expenses	(434)	1,260	(352)	2,421

(c)	The following is the analysis of major deferred taxation (liabilities) assets recognized by the Company and movement thereon:

	Withholding tax on undistributed earnings of a PRC subsidiary	Tax loss of a PRC subsidiary	Total
	US$’000	US$’000	US$’000

As of March 31, 2011 and 2010	(460)	-	(460)
Credited to consolidated statement of operations and other comprehensive income	-	1,302	1,302

As of December 31, 2011	(460)	1,302	842

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity within nine months to secure banking facilities granted by various financial institutions as follows:

		As of December 31,	As of March 31,
	Note	2011	2011
		US$’000	US$’000

Notes payable	11	21,427	30,167
Bills financing	12	38,797	14,122
Short-term bank loans	12	4,723	-

		64,947	44,289

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of trade receivable balances. As of December 31, 2011 and March 31, 2011, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

7.	INVENTORIES, NET

Inventories consisted of the following:

	As of December 31,	As of March 31,
	2011	2011
	US$’000	US$’000

Raw materials	3,621	3,669
Work-in-progress and semi-finished goods	11,790	7,473
Finished goods	12,690	14,031
	28,101	25,173
Provision for slow-moving and obsolete items	(5,486)	-

	22,615	25,173

8.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of December 31, 2011 and March 31, 2011 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

9.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of December 31,	As of March 31,
	2011	2011
	US$’000	US$’000

Buildings	12,994	3,001
Leasehold improvements	1,421	1,016
Plant and machinery	19,323	4,638
Motor vehicles	1,548	1,398
Furniture, fixtures and office equipment	4,233	1,743
Construction in progress	15,179	6,939

	54,698	18,735

Accumulated depreciation and impairment loss	(5,432)	(2,102)

	49,266	16,633

Depreciation expenses were approximately US$1,173,000 and US$267,000 for the three months ended December 31, 2011 and 2010, respectively, and US$1,412,000 and US$807,000 for the nine months ended December 31, 2011 and 2010, respectively.

During the period ended December 31, 2011, the Company was advised by the local authority in Changxing that the original production technique, external battery formation, can no longer be used after October 31, 2012. Some of the Company’s machinery and equipment cannot be used under the tightened policy. Management revised the estimated remaining useful life of those machinery and equipment to 10 months. This change of accounting estimate increased cost of sales and net losses by US$452,000 and increased the losses per share by US$0.001 for the three and nine months ended December 31, 2011.

10.	LONG-TERM LAND LEASE PREPAYMENTS, NET

	As of December 31,	As of March 31,
	2011	2011
	US$’000	US$’000

Prepaid land use rights	5,130	4,252
Accumulated amortization	(75)	(3)

	5,055	4,249

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

10.	LONG-TERM LAND LEASE PREPAYMENTS, NET (CONTINUED)

Lease prepayment as of December 31, 2011 and March 31, 2011 represented the land use rights located in the PRC, which are amortized over the leasehold periods.

Amortization expense for the three months period ended December 31, 2011 and 2010 were US$25,000 and US$4,000, respectively, and US$71,000 and US$12,000 for the nine months ended December 31, 2011 and 2010, respectively.

11.	NOTES PAYABLE

Notes payable were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purchase of raw materials for production exclusively. The Company has to repay the notes within nine months from date of issuance and service fees would be charged by banks for the issuance of the notes. The notes payable were collateralized by restricted bank balances and a long-term land lease prepayment with carrying amount of US$760,000 as of December 31, 2011 (as of March 31, 2011: US$Nil).

In addition, various parties have issued guarantee against these notes payable as follows:

	As of December 31,	As of March 31,
	2011	2011
	US$’000	US$’000

Corporate and personal guarantees jointly issued by related parties (Note 14(d))	3,857	17,557
Corporate guarantees issued by third parties	1,968	3,435
Corporate guarantees jointly issued by related parties and third parties (Note 14(d))	787	-

As of December 31, 2011 and March 31, 2011, the Company had unutilized banking facilities of approximately US$29,438,000 and US$4,809,000, respectively to meet the liquidity needs.

12.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of December 31,	As of March 31,
	Note	2011	2011
		US$’000	US$’000

Short-term bank loans	(i)	47,825	35,770
Bills financing	(ii)	91,687	29,389

		139,512	65,159

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

12.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by assets of the Company with carrying values as follows:

	As of December 31,	As of March 31,
	2011	2011
	US$’000	US$’000

Long-term land lease prepayments and building	17,049	-
Trade receivables	13,411	5,038
Pledged deposits	4,723	-

	35,183	5,038

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of December 31,	As of March 31,
	2011	2011
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 14(d))	17,033	25,389
Corporate guarantees issued by third parties	4,565	5,343
Corporate guarantees jointly issued by related parties and third parties (Note 14(d))	1,417	-

The weighted average annual interest rates of the short-term bank loans were 6.39% and 5.05% as of December 31, 2011 and March 31, 2011, respectively.

(ii)	Bills financing

Bill financing represents amounts due to various banks which are repayable within nine months from the date of issue. As of December 31, 2011 and March 31, 2011, the bills are collateralized by certain restricted bank balances of the Company with carrying value of US$38,797,000 and US$14,122,000, respectively and guaranteed by certain related parties, and related parties and third parties jointly to the extent of US$28,106,000 and US$14,171,000, respectively.

The weighted average annual interest rates of the bills financing were 8.15% and 3.31% as of December 31, 2011 and March 31, 2011, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

13.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$13,000 and US$12,000 were credited to the statement of operations for the three months ended December 31, 2011 and 2010, respectively, and US$38,000 and US$36,000 were credited to the statement of operations for the nine months ended December 31, 2011 and 2010, respectively.

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

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)   Summary of balances with related parties:

	As of December 31,	As of March 31,
	2011	2011
	US$’000	US$’000
Due from a related party:
Ms. Zhou Fang Qin	5	8

Due to related parties:
Mr. Xu Keyong	2	2
Chisen Glass	1,176	1,201
Ruilang Electronic	1,863	2,616
Ai Ge Organism	314	304
Nuo Wan Te Ke	-	3
Xinguangyuan	1	-

	3,356	4,126

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(c)   Summary of related party transactions:

		Three months ended December 31,		Nine months ended December 31,
Name of related party	Nature of transactions	2011	2010	2011	2010
		US$’000	US$’000	US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	2,969	2,609	3,888	6,743
Chisen Glass	Purchase of raw materials	1,453	988	1,835	2,408

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)    Other arrangements:

˙	As of December 31, 2011, Chisen Glass provided guarantees, in aggregate, amounting to US$4,723,000, US$1,181,000 and US$3,542,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

˙	As of December 31, 2011, Mr. Xu Kecheng, Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$2,361,000 to secure the bills financing of the Company.

˙	As of December 31, 2011, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$12,311,000 and US$1,574,000 to secure the short-term bank loans and notes payable of the Company, respectively.

˙	As of December 31, 2011, Chisen Glass, Mr. Xu Kecheng, Ms. Zhou Fang Qin and Ruilang Electronic provided guarantees, in aggregate, amounting to US$1,102,000 and US$11,020,000 to secure the notes payable and bills financing of the Company, respectively.

˙	As of December 31, 2011, Xinguangyuan provided guarantees, in aggregate, amounting to US$13,544,000 to secure the bills financing of the Company.

˙	As of December 31, 2011, Chisen Glass and certain third parties provided guarantees, in aggregate, amounting to US$3,936,000, US$787,000 and US$2,361,000 to secure the short-term bank loans, notes payable and bills financing of the Company, respectively.

˙	As of December 31, 2011, Chisen Glass, Xinguangyuan, and certain third parties provided guarantees, in aggregate, amounting to US$3,463,000 to secure the bills financing of the Company.

˙	As of December 31, 2011, Mr. Xu Kecheng, Ms. Zhou Fang Qin, Xinguangyuan and certain third parties provided guarantees, in aggregate, amounting to US$5,986,000 to secure the bills financing of the Company.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of December 31, 2011 and March 31, 2011:

	As of December 31,	As of March 31,
	2011	2011
	US$’000	US$’000

Within one year	450	655
One to two years	398	688
Two to three years	141	508
Three to four years	-	120

Total	989	1,971

(b)	Capital commitments

As of December 31, 2011 and March 31, 2011, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$128,619,000 and US$150,448,000, respectively.

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

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010
	US$’000	US$’000	US$’000	US$’000

Beginning balance	322	469	301	226
Exchange realignment	-	1	8	6
Accrual for warranties issued during the period	232	282	457	836
Settlement made during the period	(363)	(431)	(575)	(747)

Closing balance	191	321	191	321

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

17.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$764,000 and US$235,000 for the three months ended December 31, 2011 and 2010, respectively, and US$1,038,000 and US$650,000 for the nine months ended December 31, 2011 and 2010, respectively.

18.	SEGMENTAL INFORMATION

During the nine months ended December 31, 2011 and 2010, all revenue of the Company represented income from sales of sealed lead-acid battery and related components and therefore no financial information by business segment is presented. Furthermore, as all income is derived from the PRC, no geographical segment is presented.

19.	EXTRAORDINARY ITEMS

(a)	Extraordinary gain

During the nine months ended December 31, 2011, Zhejiang Chisen had completed the relocation of production plant in Jingyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered into with Zhejiang Chisen and Administrative Committee of Changxing Economic Development Zone (“ACC”), ACC shall pay Zhejiang Chisen a compensation in the amount of RMB98,514,000 (US$15,354,000) for the loss on long-term land lease prepayment and buildings located in Jingyi Road. In May 2011, the Company wrote off the long-term land lease prepayment and buildings in Jingyi Road with net book value of approximately RMB14,354,000 (US$2,237,000) and therefore net compensation income of RMB84,160,000 (US$13,117,000) was recognized during the period. As of December 31, 2011, the compensation of US$7,978,000 has not been received and was recorded as current assets in the consolidated balance sheet.

As a result, the Company recorded an extraordinary gain of US$13,117,000 in the consolidated statements of operations and other comprehensive income for the nine months ended December 31, 2011.

Chisen Electric Corporation

Notes to and Forming Part of Unaudited Condensed Consolidated Financial Statements
For the nine months ended December 31, 2011 and 2010

19.	EXTRAORDINARY ITEMS (CONTINUED)

(b)	Extraordinary loss

During the nine months ended December 31, 2011, and without advance notice to the Company, the PRC Central Government tightened its environment protection policy which applies to all lead-acid battery manufacturers. Pursuant to the newly tightened policy, a 500 meters quarantined isolated area must be maintained between production facilities, including assembly facilities, and residential areas.

The Company’s Jing’er Road plant was mainly utilized for assembly activities and it cannot comply with the tightened policy. Management had gradually scaled down the operation of Jing’er Road plant and the Company had completed the relocation of certain production facilities to the plant in Xuyi County, Jiangsu Province during the nine months ended December 31, 2011. After evaluating the plant and machinery at Jing’er Road plant, some of them cannot fit into the plant in Jiangsu Xuyi. The Company decided to impair the value of plant and machinery as well as leasehold improvement of Jing’er Road plant down to its recoverable amount. The impairment loss was recorded as follows:

	Nine months ended December 31,
	2011	2010
	US$’000	US$’000

Leasehold improvement	921	-
Plant and machinery	927	-

	1,848	-

The management considered that this government behavior is very unusual and rare to happen, and thus the relevant impairment loss of plant and machinery was classified as an extraordinary item.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

As used in this report, unless otherwise indicated, the terms “we”, “our”, “us”, the “Company”, the “Registrant” and “Chisen” refer to Chisen Electric Corporation, a Nevada corporation. We conduct our business through our subsidiaries, which include our wholly-owned subsidiary, Fast More Limited, a Hong Kong investment holding company (“Fast More”), its 100% owned and chief operating subsidiary, Zhejiang Chisen Electric Co., Ltd., (f/k/a Changxing Chisen Electric Co., Ltd. and hereinafter referred to as “CCEC”) a wholly foreign owned entity (“WFOE”) organized under the laws of the PRC and CCEC’s subsidiary, Chisen Electric Jiangsu Co., Ltd. (“CEJC”).  “China” or “PRC” refers to the People’s Republic of China. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

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

Company Overview

We are one of the leading producers of sealed lead-acid motive batteries, also known as valve regulated lead-acid motive batteries (“VRLA batteries”) in China's personal transportation device market. Our motive battery products, sold under our own brand name “Chisen”, are predominantly used in electric bicycles and are distributed and sold in China.  Among all types of batteries for electric bicycles, the lead-acid motive battery is the preferred choice of electric bicycle manufacturers in China, accounting for 95% of the market share because of its cost efficiency. In general, we manufacture over 19,800,000 sealed lead-acid motive batteries each year, have more than 2,500 employees and are one of China's largest manufacturers of sealed lead-acid motive batteries for electric-powered bicycles (LABEBs).  For the nine months ended December 31, 2011 and 2010, sales revenues were US$102,900,000 and US$194,712,000, respectively, and our net (loss) income attributable to CIEC common stockholders during the same periods amounted to US$(1,052,000) and US$9,496,000, respectively.

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

Recent Developments

On November 22, 2011, the Company effected a forward split of its common stock, par value $0.001 per share (“Common Stock”) and the proportional increase in its authorized shares of Common Stock at a split ratio of 10-for-1.  As a result of this corporate action, the total number of issued and outstanding shares of Common Stock increased from 50,000,000 to 500,000,000 shares, and the Company’s authorized shares of Common Stock simultaneously increased from 100,000,000 to 1,000,000,000 shares.  Shares of Common Stock are payable pursuant to the 10-for-1 forward stock split upon surrender of old certificates to the Company’s transfer agent, Interwest Transfer Co., Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, telephone (801) 272-9294, facsimile (801) 277-3147.

There has been no adjustment to the par value of the Common Stock and no changes have been made to the Company’s preferred stock as a result of this corporate action (as of November 22, 2011, the Company had no shares of preferred stock issued or outstanding).  The Company’s Board of Directors approved this corporate action however shareholder approval was not required pursuant to Sections 78.207 and 78.209 of the Nevada Revised Statutes (“NRS”).  In accordance with the NRS, the Company filed a “Certificate of Change Pursuant to Section 78.209” with the Nevada Secretary of State which became effective after the Financial Industry Regulatory Authority announced the effectiveness of the corporate action.

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

After discussion with the Government, our battery charging activities and packing activities were permitted to keep operating until December 31, 2011, however all other production activities were forced to stop pursuant to the tightened environmental policy on or before July 15, 2011.  During the nine months ended December 31, 2011, we were further advised by the local authority of Changxing County that we could continue our charging activities and packing activities in Plant B through October 31, 2012. Management believes that our production facilities could not fully comply with the adjusted environmental policy as the residential area near Plant B showed (and continues to show) no signs of slowing its expansion towards Plant B, which is out of the Company’s control.  As a result, we decided to scale down our operations at Plant B and relocate such production facilities to Plant D in Xuyi County, Jiangsu Province (as described below).  We ceased all production activities, apart from battery charging activities and packing activities, during the period ended September 30, 2011. We did not suffer any penalty due to this tightened environmental protection policy. However, part of our production facilities in Plant B cannot be adequately transferred and implemented into our new production facility at Plant D, and we incurred an impairment loss of such facilities of US$1,848,000 during the nine months ended December 31, 2011.

As of the date of this report, the Government preliminarily agreed to re-designate the land in Changxing County to us for redevelopment. Prior to the new plant in Changxing County being built, we mainly conduct lead-acid battery production activities in Plant D.

Expand Offering of Highly Efficient Battery Products

For future market development, we intend to focus on the lithium-ion battery, which is a new product trend in the European, US and Japanese markets, on electric vehicle power batteries and on energy storage batteries dedicated to solar and wind power.  We are currently committed to investing in and constructing new production facilities in Changxing County (Zhejiang Province) and in Xuyi County (Jiangsu Province).  Since the Company is experienced in producing motive batteries for powering electric bicycles, the Company intends to bring the lithium-ion battery to market by focusing first on the market for lithium-ion batteries in electric bicycles. We estimate that our lithium-ion batteries will be launched and distributed into the marketplace prior to March 31, 2013. The Company intends to cooperate with manufacturers of electric bicycles and to deliver small lots of pre-launch lithium-ion batteries to them in order to explore the market, as well as to obtain feedback from electric bicycle customers to further improve our production technology of lithium-ion batteries.   We are currently monitoring and studying the market development of lithium-ion batteries including, but not limited to, technology development, market demand and relevant supporting facilities. We will continue monitor the development of our lithium-ion project in Changxing County (Zhejiang Province), and to adjust our execution plan accordingly. Until these products are formally launched and distributed into the marketplace, their effects on our business are uncertain.  We do not have any specific timetable for this strategy as we consider expanding our offering of highly efficient battery products to be part of our core business, and the amounts we decide to allocate to this strategy will be funded by our operating cash flows.

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

Vertical Integration Strategy

During the period ended December 31, 2011, we have implemented a vertical integration strategy of producing lead plates at Plant D which has enabled us to reduce processing costs.  Additionally, due to the implementation of the above stated environmental policy, hundreds of our competitors that are small and medium size battery manufacturers have been forced to shut down or to stop operations.  As a result, the shortage of supply of lead acid batteries has armed us with strategic bargaining power when negotiating the sales price of our products with customers.

Critical Accounting Policies, Estimates and Assumptions

For the nine months ended December 31, 2011, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements on its financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities and require improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 915-10-45. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. No early adoption is permitted. The Company believes that the adoption of ASU 2011-11 will not have any impact on the Company's consolidated results of operation and financial condition.

Results of Operations for the Three Months Ended December 31, 2011 Compared With the Three Months Ended December 31, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in U.S. Dollars and as a percentage of revenues.

	For The Three Months ended December 31 (Unaudited)
	(in thousands)
	2011 (US$)	2010 (US$)	2011	2010
Revenues	35,160	67,670	100.00%	100.00%
Cost of sales	(28,073)	(59,200)	79.84%	87.48%
Gross income	7,087	8,470	20.16%	12.52%
Sales, marketing and distribution	(2,390)	(2,560)	6.80%	3.78%
General and administrative expenses	(2,812)	(987)	8.00%	1.46%
Operating income	1,885	4,923	5.36%	7.28%
Other income, net	418	276	1.19%	0.41%
Loss on disposal of scrap inventories	(6,092)	(2,307)	17.33%	3.41%
Provision for inventories	(5,431)	-	15.45%	-%
Interest income	479	117	1.36%	0.17%
Net (loss) income from operations before interest and tax expenses	(8,741)	3,009	24.86%	4.45%
Interest expenses	(2,009)	(940)	5.71%	1.39%
(Loss) Income before income tax expenses	(10,750)	2,069	30.57%	3.06%
Income taxes benefit (expense)	434	(1,260)	1.23%	1.86%
(Loss) Income before extraordinary items	(10,316)	809	29.34%	1.20%
Extraordinary gain (less applicable taxes of US$0)	-	1,738	-%	2.57%
Net (loss) income including non-controlling interest	(10,316)	2,547	29.34%	3.76%
Net (income) attributable to non-controlling interest	(53)	-	0.15%	-%
Net (loss) income attributable to CIEC common shareholders	(10,369)	2,547	29.49%	3.76%
Other comprehensive income	256	561	0.73%	0.83%
Comprehensive (loss) income	(10,113)	3,108	28.76%	4.59%

Revenues and Cost of Sales

Revenue decreased by US$32,510,000, or 48.04%, to $35,160,000 for the three months ended December 31, 2011 compared with US$67,670,000 for the three months ended December 31, 2011. This decrease was mainly attributable to the decrease of production activities resulting from an unexpected tightening of an environmental protection policy enforced on all lead-acid battery manufacturers implemented by the PRC Central Government during the period ended December 31, 2011. Pursuant to the tightened policy, a 500 meter isolated area must be maintained between production facilities and residential areas. All production facilities must have complied with this policy on or before July 15, 2011. Our production facilities at Plant B at Jing’er Road are not capable of being in full compliance with the tightened environmental policy and the residential area near Plant B shows no signs of slowing its expansion towards Plant B, which is out of the Company’s control. Our management decided to gradually scale down the operations of Plant B and to relocate such production facilities to Plant D, apart from recharging and packing activities, before December 31, 2011. During the three months ended December 31, 2011, we were advised by the government that our recharging and packing activities in Plant B may continue through October 31, 2012.

Although our production capacities gradually recovered, our major competitors had temporarily eroded our market share during the reporting period. As such, our revenue decreased significantly.

Cost of sales for the three months ended December 31, 2011 and 2010 were US$28,073,000 and US$59,200,000, respectively. The decrease of cost of sales of US$31,127,000 or 52.58%, was mainly attributable to a decrease in sales volume resulting from the unexpected tightening of the environmental protection policy implanted by the PRC Central Government as stated above. The decrease of cost of sales was also attributable to a significant decrease of processing charges on lead plates, one of our major components of battery products, resulting from our vertical integration strategy of producing lead plates at Plant D commencing August 2011.

Our gross profit ratio increased by 7.64% to 20.16% for the three months ended December 31, 2011 as compared with the same period in 2010. The increase in gross profit ratio was mainly attributable to the decrease in the cost of production as a result of the implementation of vertical integration strategy by processing the lead plates at our Plant D in Jiangsu Xuyi during the period ended December 31, 2011.  Since the lead plate is one of our major components to produce lead acid batteries, this strategy significantly decreased our cost of production.

The increase in gross profit ratio was also attributable to the increase in the selling price.

During the period ended December 31, 2011, the implementation of environment policy discussed above has forced hundreds of our competitors which are small and medium sized battery manufacturers to shut down or to stop operations. As a result, there is significant shortage of battery supply and we currently have strong bargaining power over the selling price with our customers.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended December 31, 2011 and 2010 were US$1,173,000 and US$267,000, respectively. The increase of US$906,000, or 339.33%, was mainly attributable to the additional depreciation charged during the period, which amounted to US$452,000, as a result of the change of estimated useful life on certain machinery at Plant B in Changxing County. During the three months ended December 31, 2011 we were advised by the local authority that we are not allowed to produce battery products using our current production technique, external battery formation, in our production facility after October 31, 2012. Our management reviewed the machinery in Plant B and identified that certain machinery cannot be used after that date and therefore, their estimated useful life was adjusted.

In addition, in order to expand our production capacity, we have invested significantly in plant and machinery at Plant D in Jingsu Xuyi during the period ended December 31, 2011. The total cost of property, plant and equipment increased US$35,963,000 or 191.96% to US$54,698,000 as of December 31, 2011 compared with US$18,735,000 as of March 31, 2011. At the same time, the increase in depreciation expense was in line with the increase in the property, plant and equipment.

General and Administrative Expenses

General and administrative expenses were US$2,812,000 and US$987,000 for the three months ended December 31, 2011 and 2010, respectively. Such expenses mainly consisted of research and development, staff salaries and benefits, consultancy and depreciation expenses.

The increase in general and administrative expenses of US$1,825,000 or 184.90% for the three months ended December 31, 2011 as compared to the same period in 2010 was mainly attributable to: (a) an increase of US$467,000 for staff salaries and relevant benefits, such as social insurance and staff cafeteria expenses, due to the operation of a new plant in Xuyi County of Jiangsu Province where we now employ more administrative staff; (b) an increase in research and development expenses of US$464,000, which are mainly attributable to the resources invested in improving the quality of existing products as well as the development of new products and the increase in staff in our R&D department; (c) an increase of US$189,000 for the tax expense including property tax, stamp duty etc due to the establishment of Plant D; and (d) an increase of US$294,000 in other expense as a result of the establishment of Plant D.

Sales, Marketing and Distribution

Sales, marketing and distribution expenses for the three months ended December 31, 2011 and 2010 were US$2,390,000 and US$2,560,000, respectively. The decrease of US$170,000 or 6.64%, was mainly attributable to a decrease in transportation expense of US$467,000, offset by the increase in exhibition expense of US$243,000.

Loss on Disposal of Scrap Inventories and Provision for Inventories

During the three months ended December 31, 2011 we have recorded a loss on disposal of scrap inventories and made provision on obsolete inventories amounting to US$6,092,000 and US$5,431,000, respectively. Comparing with the three months ended December 31, 2010, the loss on disposal of scrap inventories increased by US$3,785,000 or 164.07%.

The losses on disposal of scrap inventories and provision for inventories were mainly attributable to the tightened environmental policy advised by the local authority of Changxing County that our current production technique, external battery formation, in Plant B in Changxing County was not allowed to be used in our production facilities after October 31, 2012. Plant B is the only facility for repairing returned batteries which were produced under external battery formation. After analyzing the future return rate of the batteries and our existing inventory levels, management considered that our production capacity was not enough to repair all future returned batteries and existing inventories. Management decided to dispose of the obsolete inventories and made provision on the obsolete inventories to be disposed of in the future.

Interest Income

Interest income for the three months ended December 31, 2011 and 2010 was US$479,000 and US$117,000, respectively. The increase of US$362,000 or 309.40%, was mainly attributable to the increase in the average deposit interest rate as well as an increase in restricted cash pledged for notes granted by banks.

(Loss) Income before Interest and Income Tax Expenses

Loss before interest and income tax expenses for the three months ended December 31, 2011 was US$8,741,000 as compared with an income of US$3,009,000 for the three months ended December 31, 2010. The decrease of US$11,750,000 was mainly attributable to the increase in loss on the disposal of scrap inventory and provision for obsolete inventories.

Interest Expense

Interest expense for the three months ended December 31, 2011 and 2010 was US$2,009,000 and US$940,000, respectively. The increase in interest expense of US$1,069,000, or 113.72%, was mainly attributable to the increase in banking facilities utilized by the Company as well as an increase in interest rate.

Income Taxes Benefits (Expenses)

Income taxes benefits for the three months ended December 31, 2011 was US$434,000 as compared to a tax expense of US$1,260,000 for the same period in 2010. The decrease in income taxes expense of US$1,694,000 was mainly attributable to the decrease in operating profit during the period and the recognition of a deferred tax benefit on estimated unused tax losses.

Net (Loss) Income Including Non-Controlling Interest

Net loss including non-controlling interest for the three months ended December 31, 2011 was US$10,316,000 as compared with a net income including non-controlling interest of US$2,547,000 for the corresponding period in 2010. The decrease in income of US$12,863,000 was mainly attributable to the increase in loss on the disposal of scrap inventory US$3,785,000 and a provision on obsolete inventories of US$5,431,000.

Results of Operations for the Nine Months Ended December 31, 2011 Compared With the Nine Months Ended December 31, 2010

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in dollars and as a percentage of revenues.

	For The Nine Months ended December 31 (Unaudited)
	(in thousands)
	2011 (US$)	2010 (US$)	2011	2010
Revenues	102,900	194,712	100.00%	100.00%
Cost of sales	(87,315)	(170,460)	84.85%	87.54%
Gross income	15,585	24,252	15.15%	12.46%
Sales, marketing and distribution	(7,031)	(8,111)	6.83%	4.17%
General and administrative expenses	(6,597)	(2,628)	6.41%	1.35%
Operating income	1,957	13,513	1.90%	6.94%
Other income, net	619	889	0.60%	0.46%
Loss on disposal of scrap inventories	(6,092)	(2,307)	5.92%	1.18%
Provision for inventories	(5,431)	-	5.28%	-%
Interest income	1,184	315	1.15%	0.16%
Net (loss) income from operations before interest and tax expenses	(7,763)	12,410	7.54%	6.37%
Interest expenses	(4,846)	(2,231)	4.71%	1.15%
(Loss) Income before income tax expenses	(12,609)	10,179	12.25%	5.23%
Income taxes benefit (expense)	352	(2,421)	0.34%	1.24%
(Loss) Income before extraordinary items	(12,257)	7,758	11.91%	3.98%
Extraordinary gain (less applicable taxes of US$0)	13,117	1,738	12.75%	0.89%
Extraordinary loss (less applicable taxes of US$0)	(1,848)	-	1.80%	-%
Net (loss) income including non-controlling interest	(988)	9,496	0.96%	4.88%
Net (income) attributable to non-controlling interest	(64)	-	0.06%	-%
Net (loss) income attributable to CIEC common shareholders	(1,052)	9,496	1.02%	4.88%
Other comprehensive income	1,297	1,115	1.26%	0.57%
Comprehensive income	245	10,611	0.24%	5.45%

Revenues and Cost of Sales

Revenues decreased by US$91,812 or 47.15%, to US$102,900,000 for the nine months ended December 31, 2011 compared with US$194,712,000 for the nine months ended December 31, 2010. This decrease was mainly attributable to the decrease of production activities resulting from an unexpected tightening of an environmental protection policy enforced on all lead-acid battery manufacturers implemented by the PRC Central Government during the period ended December 31, 2011. Pursuant to the tightened policy, a 500 meter isolated area must be maintained between production facilities and residential areas. All production facilities must have complied with this policy on or before July 15, 2011. Our production facilities at Plant B at Jing’er Road are not capable of being in full compliance with the tightened environmental policy and the residential area near Plant B shows no signs of slowing its expansion towards Plant B, which is out of the Company’s control. Our management decided to gradually scale down the operations of Plant B and to relocate such production facilities to Plant D, apart from recharging and packing activities, before December 31, 2011. During the three months ended December 31, 2011, we were advised by the government that our recharging and packing activities in Plant B may continue through October 31, 2012.

Although our production capacities gradually recovered, our major competitors had temporarily eroded our market share. As such, our revenue decreased significantly.

Cost of sales for the nine months ended December 31, 2011 and 2010 were US$87,315,000 and US$170,460,000, respectively. The decrease in cost of sales of US$83,145,000 or 48.78% was mainly attributable to the decrease in sales volume resulting from the unexpected tightening of the environmental protection policy implanted by the PRC Central Government as stated above. The decrease of cost of sales was also attributable to a significant decrease of processing charges on lead plates, one of our major components of battery products, resulting from our vertical integration strategy of producing lead plates at Plant D commencing August 2011.

Our gross profit ratio increased by 2.69% to 15.15% for the nine months ended December 31, 2011 as compared with the corresponding period in 2010. The increase was mainly attributable to the decrease in the cost of production as a result of the implementation of the vertical integration strategy by processing the lead plates at our Plant D in Jiangsu Xuyi during the period ended December 31, 2011. Since the lead plate is one of our major components to produce lead acid batteries, this strategy significantly decreased our cost of production.

The increase in gross profit ratio was also attributable to the increase in the selling price.

During the period ended December 31, 2011, the implementation of environment policy discussed above has forced hundreds of our competitors which are small and medium sized battery manufacturers to shut down or to stop operations. As a result, there is a significant shortage of battery supply and we currently have strong bargaining power over the selling price with our customers.

Depreciation and Amortization

Depreciation and amortization expenses for the nine months ended December 31, 2011 and 2010 were US$1,412,000 and US$807,000, respectively. The increase of US$605,000 or 74.97%, was mainly attributable to the additional depreciation charged during the period which amounted to US$452,000, as a result of change of estimated useful life on certain machinery at Plant B in Changxing County. During the nine months ended December 31, 2011 we were advised by the local authority that we are not allowed to produce battery products using our current production technique, external battery formation. In our production facility after October 31, 2012. Our management reviewed the machinery in Plant B and identified that certain machinery cannot be used after that date and therefore, their estimated useful life was adjusted.

In addition, in order to expand our production capacity, we have invested significantly in plant and machinery at Plant D in Jingsu Xuyi during the period ended December 31, 2011. In order to recover our production capacity, the relevant depreciation was increased accordingly.

General and Administrative Expenses

General and administrative expenses were approximately US$6,597,000 and US$2,628,000 for the nine months ended December 31, 2011 and 2010, respectively. Such expenses mainly consisted of research and development, staff salaries and benefits, consultancy and depreciation expenses.

The increase in general and administrative expenses of US$3,969,000 or 151.03% for the nine months ended December 31, 2011 as compared to the corresponding period in 2010 was mainly attributable to: (a) an increase of US$1,015,000 for staff salaries and benefits, such as staff cafeteria expenses and social insurance, due to the operation of our new plant in Xuyi County of Jiangsu Province where we now employ more administrative staff; also, due to due to the relocation activities, the cafeteria at Plant A was demolished and the cafeteria at Plant D was completed in late 2011, and therefore a catering service was outsourced to third parties resulting in a significant increase in staff cafeteria costs; (b) an increase in research and development expenses of US$968,000, which are mainly attributable to the resources invested in improving the quality of existing products as well as the development of new products and the increase in staff in our R&D department; (c) an increase in audit and professional fees of US$229,000; and (d) due to the establishment of Plant D, the general expenses including tax, accident and general insurance, repair and maintenance, utilities, office expense increased by US$165,000, US$141,000 US$163,000, US$158,000 and US$240,000, respectively.

Sales, Marketing and Distribution

Sales, marketing and distribution expense were US$7,031,000 and US$8,111,000 for the nine months ended December 31, 2011 and 2010, respectively. The decrease of US$1,080,000 or 13.32% was mainly attributable to the decrease in selling activities due to the tightened environmental protection policy as discussed above. Transportation expense decreased by US$1,416,000. In order to maintain our brand image from the influence of the shortage of supply of our batteries products, we increased advertising expenses and exhibition expenses of US$225,000 and US$243,000, respectively.

 Loss on Disposal of Scrap Inventories and Provision for Inventories

Loss on disposal of scrap inventories and provision on inventories for the nine months ended December 31, 2011 and 2010 were US$6,092,000 and US$5,431,000, respectively. Compared with the nine months ended December 31, 2010, the loss on disposal of scrap inventories increased by US$3,785,000 or 164.07%.

The losses on disposal of scrap inventories and provision for inventories were mainly attributable to the tightened environmental policy advised by the local authority of Changxing County that our current production technique, external battery formation, in Plant B in Changxing County was not allowed to be used in our production facilities after October 31, 2012. Plant B is the only facility for repairing returned batteries which were produced under external battery formation. After analyzing the future return rate of the batteries and our existing inventory levels, management considered that our production capacity was not enough to repair all future returned batteries and existing inventories. Management decided to dispose of the obsolete inventories and made provision on the obsolete inventories to be disposed of in the future.

Interest Income

Interest income was US$1,184,000 and US$315,000 for the nine months ended December 31, 2011 and 2010, respectively. The increase of US$869,000 or 275.87% was mainly attributable to the increase in the average deposit interest rate as well as an increase in restricted cash pledged for notes granted by banks.

(Loss) Income before Interest and Income Tax Expenses

Loss before interest and income tax expenses were US$7,763,000 for the nine months ended December 31, 2011 as compared with an income of US$12,410,000 for the corresponding period in 2010. The decrease of US$20,173,000 was mainly attributable to an increase of general and administrative expense of US$3,969,000, loss on disposal of inventories of US$3,785,000 and provision on obsolete inventories of US$5,431,000.

Interest Expense

Interest expense for the three months ended December 31, 2011 and 2010 was US$4,846,000 and US$2,231,000, respectively. The increase in interest expense of US$2,615,000, or 117.21%, was mainly attributable to the increase in banking facilities utilized by the Company as well as an increase in interest rate.

Income Taxes Benefits (Expenses)

Income taxes benefits for the nine months ended December 31, 2011 was US$352,000 as compared with a tax expense of US$2,421,000 for the corresponding period in 2010. The decrease in income taxes expenses of US$2,773,000 was mainly attributable to the decrease in operating profit during the period and the recognition of a deferred tax benefit of estimate unused tax loss.

Extraordinary Gain

During the nine months ended December 31, 2011, we completed the relocation of Plant A at Jingyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered into by CCEC and the Administrative Committee of Changxing Economic Development Zone (ACC), ACC shall pay us compensation in the amount of RMB98,514,000 (US$15,354,000) for the loss on long-term land lease prepayment and buildings located at Jingyi Road. In May 2011, the Company wrote off the long-term land lease prepayment and buildings at Jingyi Road with a net book value of approximately RMB14,354,000 (US$2,237,000) and therefore, net compensation income of RMB$84,160,000 (US$13,117,000) was recognized for the period. The transaction of relocation was considered as an involuntary conversion of a non-monetary asset into a monetary asset. According to ASC605-40-25, to the extent the cost of a nonmonetary asset differs from the amount of monetary assets received, the result of the realization of a gain from the transaction is recognized. The relocation activity is abnormal and significantly different from the ordinary and typical activities of the Company and is not expected to recur in the foreseeable future. In accordance with ASC225-20, the Company classified the gain as an extraordinary item. Pursuant to the Implementation Regulations to the EIT law of the PRC, only the portion of compensation income exceeding the reinvestment amount related to the relocation was taxable. All compensation income received by the Company would be reinvested into the fixed assets and long-term land lease prepayment of Plant C at Jingsi Road and therefore, no income tax was applicable.

Extraordinary Loss

During the first quarter of 2011 and without advance notice to the Company, the PRC Central Government tightened its environmental protection policy which applies to all lead-acid battery manufacturers. Pursuant to the new policy, a 500 meter isolated area must be maintained between production facilities and residential areas. From the beginning of May, the Zhejiang Environmental Protection Bureau (ZEPB) conducted an environmental sanitation investigation at Plant B. The results showed that the sewage and exhaust complied with national standards in China, however, the Company is not maintaining the 500 meter isolated area between production facilities and residential areas. The ZEPB requires all production facilities at Plant B to have complied with and meet the adjusted environmental policy prior to July 15, 2011. We, however, were permitted by the government to continue to conduct our battery charging activities and packing activities during the period ended December 31, 2011. During the three months ended December 31, 2011 we were further advised by the local authority that our Plant B can continue to conduct our charging and packaging activities until October 31, 2012. As such, we did not suffer any penalty due to this tightened environmental protection policy.

As of the date of this report, the Government preliminarily agreed to re-designate the land in Changxing County to us for redevelopment. Prior to the new plant in Changxing County being built, our lead-acid battery production was relocated to Plant D.

As such, the impairment loss of some fixed assets, including plant and machinery together with a leasehold improvement of approximately US$1,848,000, were recognized as an extraordinary loss. Management considers that this Government behavior is very unusual and thus the relevant impairment loss of plant and machinery was classified as an extraordinary item.

Pursuant to the Implementation Regulations to the EIT law of the PRC, the impairment loss can only be recognized when the relevant assets were disposed. Since the actual amount of loss in the future cannot be assessed accurately, no tax benefit was recognized.

Net (Loss) Income Including Non-Controlling Interest

Net loss including non-controlling interest was US$988,000 for the nine months ended December 31, 2011 as compared with a net income including non-controlling interest of US$9,496,000 at the corresponding period in 2010. The decrease of US$10,484,000 was mainly attributable to an increase in general and administrative expense of US$3,969,000, a loss on the disposal of scrap inventory of US$3,785,000 and provision on obsolete inventory of US$5,431,000, and a decrease in an operating income of the US$11,556,000 offset by an increase in extraordinary gain of US$11,379,000.

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

The following table sets forth the summary of our cash flows, in U.S. Dollars, for the periods indicated:

	Nine Months Ended December 31,
	(in thousands)
	2011(US$)	2010(US$)
Net cash (used in) provided by operating activities	(20,327)	6,952
Net cash used in investing activities	(53,058)	(10,405)
Net cash provided by financing activities	72,695	3,491
Net (decrease) increase in cash and cash equivalents	(690)	38
Cash and cash equivalents, beginning of period	7,630	6,019
Effect on exchange rate changes	230	180
Cash and cash equivalents at end of period	7,170	6,237

Operating Activities

Net cash used in operating activities was US$20,327,000 for the nine months ended December 31, 2011, as compared to net cash provided by operating activities of US$6,952,000 for the nine months ended December 31, 2010.

The decrease in cash inflow of US$27,279,000 was mainly attributable to the decrease in notes and trade payables by US$55,671,000 and an increase in inventories by US$6,608,000, offsetting the decrease in trade receivable by US$44,558,000 as compared with the same period in 2010.

Investing Activities

Net cash used in investing activities was US$53,058,000 and US$10,405,000 for the period ended December 31, 2011 and 2010, respectively.

The increase of US$42,653,000 net cash outflow was mainly attributable to an increase in the acquisition of property, plant and equipment of US$29,150,000, an investment in restricted bank balances of US$14,893,000 and a deposit paid for the acquisition of land and buildings of US$6,348,000, offset by the compensation received for loss on plant and machinery and leasehold improvement of US$6,658,000 and a decrease in the acquisition of available-for-sale financial assets of US$1,826,000.

Financing Activities

Net cash provided by financing activities was US$72,695,000 and US$3,491,000 for the periods ended December 31, 2011 and 2010.

The increase of US$69,204,000 was mainly attributable to the increase in proceeds from short-term bank loans of US$28,294,000 and bills financing of US$88,661,000, offset by an increase in the repayment of US$21,512,000 and bills financing of US$26,523,000.

Capital Commitment

As of December 31, 2011 and March 31, 2011, the Company had outstanding capital expenditure commitments of approximately US$128,619,000 and US$150,448,000, respectively, indicating a decrease of US$21,829,000, or 14.51%.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	December 31, 2011		March 31, 2011
Short-term bank borrowings	US$	139,512,000	US$	65,159,000
Notes payable (within (1) year)	US$	13,224,000	US$	48,640,000
Total	US$	152,736,000	US$	113,799,000

Purchase Obligations (US$)	December 31, 2011		March 31, 2011
Construction projects and purchase of machinery	US$	128,619,000	US$	150,448,000
Total	US$	128,619,000	US$	150,448,000

Operating Lease Obligations (US$)	December 31, 2011		March 31, 2011
Within one (1) year	US$	450,000	US$	655,000
1-3 years	US$	539,000	US$	1,196,000
3-5 years	US$	-	US$	120,000
Over five (5) years	US$	-	US$	-
Total	US$	989,000	US$	1,971,000

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2011, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc. (n/k/a Chisen Electric Corporation)	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Association of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.8	Business Registration Certificate of Changxing Chisen Electric Co., Ltd. (English Translated Version and Mandarin Version)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

3.9	Certificate of Change to Articles of Incorporation of Chisen Electric Corporation (Forward Split)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 28, 2011

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Included by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. And Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.17	Compensation Agreement of Corporate Relocation Acquisition, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.18	Investment Agreement, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.19	Supplemental Agreement, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.20	Xuyi Economic Development Zone Project Investment Contract, dated September 6, 2010, by and between Chisen Electric Jiangsu Co., Ltd. and Jiangsu Xuyi Economic Development Zone Administrative Committee	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2010.

10.21	Xuyi Economic Development Zone Project Investment Contract Supplemental Agreement, dated September 6 2010, by and between Chisen Electric Jiangsu Co., Ltd. and Jiangsu Xuyi Economic Development Zone Administrative Committee	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2010.

10.22	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.25	Sales Contract, dated August 31, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anqing Burui Power Supply Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.26	Contract, dated November 24, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anyang City Yubei Gold and Lead Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.27	Parts Acquisition Contract, dated January 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Xinri E-Vehicle Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.29	Contract, dated August 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Tianjin Aima Technology Company Limited (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.30	Supplementary Agreement of Changxing Chisen Electric Co., Ltd. Relocation Project (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.31	Contract of Guaranty of Maximum Amount, dated on our about February 10, 2010, by and between Agricultural Bank of China (Changxing County Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.32	Guarantee Contact, dated on or about April 2, 2010, by and between China Construction Bank Corporation (Changxing Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.33	Contract Guarantee of Maximum Amount, dated on or about April 14, 2009, by and between Shanghai Pudong Development Bank (Huzhou Branch) and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.34	Guarantee Contract, dated on or about January 12, 2010, by and between Changxing Economic Development Zone and Zhejiang Changxing Ruilang Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.35	Contract of Guarantee with a Maximum Amount, dated on or about July 1, 2008, by and between Bank of China (Changxing Branch) and Mr. Xu Kecheng (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.36	Contract of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Xinguangyuan Co., Ltd. (RMB40,000,000) (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.37	Contact of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (RMB60,000,000) (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.38	Guarantee Contract (64720012302010005), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.39	Guarantee Contract (64720012302010004), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.40	Contract of Guarantee of Maximum Amount (33905201000030826), undated, by and between Agricultural Bank of China Changxing County Sub-branch, on the one hand, and Zhejiang Chisen Glass Co., Ltd., on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.41	Contract of Guarantee with a Maximum Amount (BOC 130), dated October 25, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of China Ltd., on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.42	Contract of Guarantee (3350012010AM00077300), dated November 16, 2010, by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and Bank of Communication (Huzhou Branch) (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.43	Contract of Guarantee (3350012010AM00077301), dated November 16, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of Communication (Huzhou Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.44	Guarantee Contract (6435009992012194), dated September 27, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.45	Guarantee Contract (64720012302010012), dated April 19, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.46	Guarantee Contract (647200123020100201), dated October 9, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.47	Guarantee Contract (64720092302010036), dated October 18, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.48	Guarantee Contract (647200923020100381), dated November 10, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.49	Contract of Guarantee (P2009M17SZJZH0001JF14-0081-1) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-1 , undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.50	Contract of Guarantee (P2009M17SZJZH0001JF14-0081-2) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-2), undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.51	Contract of Guarantee (003), by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and the Bank of China (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.52	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd. dated March 8, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.53	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd., dated December 20, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.54	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Changxing Ruilang Electronic Company Limited dated October 18, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.55	Summary of Oral Loan Agreement with Ai Ge Organism Products Company Limited	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.56	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.57	Electrode Plate Supply Contract, by and between Changxing Chisen Electric Co., Ltd. and Anqing Borui Power Supply Co., Ltd., dated August 2, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.58	Guarantee Contract (6472009992011036), dated March 31, 2011, by and between Xu Kecheng, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.59	Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount, dated March 31, 2011, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.60	Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount, dated March 31, 2011, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Changxing Chisen Xingguangyuan Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

16.1	Letter to SEC from Pritchett, Siler & Hardy, P.C.	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.4	China Battery Industry Association Certificate of Ranking (English Translated Version)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

99.5	China News Article entitled “Electric Bicycles are Involved in Government’s Subsidy Program” (English and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

99.6	Subsidize Policy on New Energy Vehicle (English and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

101.INS	XBRL Instance Document provided herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbaset provided herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbaset provided herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbaset provided herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbaset provided herewith.

101.SCH	XBRL Taxonomy Extension Schema provided herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2012	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive
Officer and Principal Executive
Officer

Date: February 14, 2012	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer

-47-