Form 10-K
period 2012-03-31
Chisen Electric Corp
filed 2012-07-02
CIK 1335950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

ANNUAL REPORT

ON FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2012

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

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price as of September 30, 2011 was approximately $20,007,000.

The number of outstanding shares of the registrant’s common stock on June 28, 2012 was 500,000,000.

CHISEN ELECTRIC CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2012

PART I

ITEM 1.               Business

Forward Looking Statements

As used in this report, unless otherwise indicated, the terms “we”, “our”, “us”, the “Company”, the “Registrant” and “Chisen” refer to Chisen Electric Corporation, a Nevada corporation. We conduct our business through our subsidiaries, which include our wholly-owned subsidiary, Fast More Limited, a Hong Kong investment holding company (“Fast More”), its 100% owned and chief operating subsidiary, Zhejiang Chisen Electric Co., Ltd., (f/k/a Changxing Chisen Electric Co., Ltd. and hereinafter referred to as “CCEC”) a wholly foreign owned entity (“WFOE”) organized under the laws of the PRC and CCEC’s subsidiary, Chisen Electric Jiangsu Co., Ltd.(“CEJC”).  “China” or “PRC” refers to the People’s Republic of China. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

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

Company Overview

We produce and sell sealed lead-acid motive batteries, also known as valve regulated lead-acid motive batteries (VRLA batteries) in China's personal transportation device market. Our motive battery products, sold under our own brand name “Chisen”, are predominantly used in electric bicycles and are distributed and sold in China.  Among all types of batteries for electric bicycles, the lead-acid motive battery is the preferred choice of electric bicycle manufacturers in China, accounting for 95% of the market share because of its cost efficiency.

During the year ended March 31, 2012, we manufactured approximately 8,000,000 units of sealed lead-acid motive batteries and had more than 2,400 employees.  We currently produce 13 different models of VRLA batteries for electric bicycles with an aggreate production capacity of 12,000,000 units per year, utilizing roughly 66.67% of our existing capacity, at our production facilities located at Jingyuan Road, Xuyi County, Jiangsu Province in China (Plant D).

For each of our fiscal years ended March 31, 2012 and 2011, sales revenues were US$119,563,000 and US$243,814,000, respectively, and our net (loss) income attributable to CIEC common stockholders during the same periods amounted to US$(15,742,000) and US$11,066,000, respectively.  The Company also had negative working capital of US$38,937,000 as of March 31, 2012. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Corporate Relocation and Investment Agreements (CCEC)

On August 20, 2010, CCEC entered into a Compensation Agreement of Corporate Relocation Acquisition with the Administrative Committee of Changxing Economic Development Zone, Zhejiang Province (the Committee). Pursuant to the Relocation Agreement, CCEC agreed to transfer to the Committee the land-use rights to, and structures on, the property previously used by CCEC for its office and manufacturing facilities, and agreed to relocate the office and manufacturing facilities to a new location. The Committee requested the relocation pursuant to a general policy of the Government of Changxing County to relocate “secondary industries” from urban areas to the countryside. All manufacturing entities, including our plant on Jingyi Road (Plant A), have been classified to be a “secondary industry” by the National Bureau of Statistics of PRC. Pursuant to the “Withdraw from Secondary Industry and Progressing to Tertiary Industry” policy of Changxing County, all entities that are classified as participants in “secondary industries” shall be relocated from the Westside of Jing’er Road to the Eastside of Jing’er Road. The Government of Changxing’s policy is to negotiate with each entity with respect to the specific terms of relocation, including, without limitation, relevant compensation to be paid after assessment.

Pursuant to an assessment of the property and the compensation of the losses stated as follows, the Committee agreed to pay to CCEC RMB117,202,100 (approximately US$17,265,000) in total for the relocation. In addition to the compensation for the property, this amount also includes compensation for the value of losses associated with removing CCEC’s equipment at RMB6,939,900 (US$1,022,000) and the value of losses to CCEC with respect to the suspension of its operations for two months at RMB11,748,000 (approximately US$1,731,000). CCEC agreed to vacate the site within one year of the signing of the Relocation Agreement. In May 2011, CCEC wrote off the long-term land lease prepayment and buildings with net book value of approximately RMB14,354,000 (US$2,237,000). As of March 31, 2012, we completed relocation and recognized a net extraordinary gain of US$13,117,000.

On August 20, 2010, CCEC entered into an Investment Agreement with the Committee whereby CCEC agreed to participate in “Land Tender, Auction and Listing” activities organized by the Changxing County Land and Resources Bureau with respect to a pre-identified parcel of land to which CCEC agreed to relocate its business from Jingyi Road to Jingsi Road within Changxing County. We anticipate that the size of the plant at Jingsi Road (Plant C) will be 50% larger than Plant A. Plant C is located within three kilometers of Plant A.

Pursuant to the terms of the Investment Agreement, the construction project must be completed within two years from the date of execution of the Investment Agreement and the project shall be put into production in 2012. However, after negotiations with the Committee, the date of completion and production was extended to December 31, 2013.

Following execution of the Investment Agreement, also on August 20, 2010, CCEC and the Committee entered into a supplemental agreement to the Investment Agreement whereby the Committee agreed to compensate CCEC when CCEC’s conditions of payment and tax scale under the Investment Agreement are satisfied.

Project Investment Contract (CEJC)

On September 6, 2010, CEJC entered into a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract with the Jiangsu Xuyi Economic Development Zone Administrative Committee, pursuant to which CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) in three stages to build the Chisen Circular Economy Industry Park (Plant D) to manufacture VRLA batteries, as well as our newest product, lithium-ion batteries, and other related products in the Jiangsu Xuyi Economic Development Zone. In the first stage, CEJC has satisfied the terms of contract. It has invested over RMB422,000,000 (approximately US$62,000,000) in assets for the production of VRLA batteries only. At the date of this report, the Company does not plan to construct lithium-ion battery production facilities in Plant D yet. CEJC has completed all construction related to the first stage at the date of this report.

The Committee agreed to grant preferential tax policies on Value Add Tax and Enterprise Income Tax to CEJC in accordance with policies as issued by the local government. However these policies will be forfeited if taxes levied from the project are less than RMB30,000 (approximately US$4,400) per mu on average (the Company will initially acquire a total area equal to 277.48 mu in the first stage and an aggregate of 1,000 mu for all three stages). The preferred policies include, but are not limited to, a 50% refund on the portion of value-added taxes which is legally retained by the local government for the first 5 years followed by a 25% refund in the following 5 years, and an exemption of the local portion of enterprise income tax which is legally retained by the local government for the first 6 years followed by a 50% reduction in the following 4 years. The policies shall commence upon the completion of the construction and commencement of production.

In exchange for CEJC’s investment, CEJC shall enjoy the lowest control standard for the price of land in Jiangsu Province (RMB19,000, or approximately US$2,200, per mu), and the Committee shall assist CEJC in implementing the project, including but not limited to, the acquisition of land use rights, the obtainment of certificates for production plants and buildings, and the provision of infrastructure in the transferred land such as water supply, drainage, gas, electricity, cable TV, roads and telecommunications.

In the event that CEJC fails to commence construction and is delayed more than 7 days, the Committee has the right to terminate the Agreement and reclaim the land. In the event that CEJC fails to follow the construction schedule, the Committee has the right to reclaim the land. If the land remains unused for more than one year, the Committee has the right to levy a penalty equal to 20% of the land transfer amount per mu. If the land remains unused for more than two years, in addition to collection of the aforementioned penalty, then the Committee has the right to terminate the Agreement and reclaim the land. In the event that circumstances beyond our control cause us not to perform (i.e., force majeure), the Committee shall not have the right to bring an action against us for breach of contract. As of March 31, 2012, the Company has obtained a land use right with total size of 74 mu and commenced production activities.

Disposal of Chisen Technology

On May 27, 2011, Chisen fully disposed of its interest in Chisen Technology Holdings Corporation, a Nevada corporation (Chisen Technology) for cash consideration of US$10. Chisen Technology had no operations since its date of incorporation through May 27, 2011.  The disposal of Chisen Technology has had no significant impact on the value of the Company’s assets, operating cash flows or earnings per share.

PRC Central Government Environmental Protection Policy

During the three months ended June 30, 2011 and without advance notice to the Company, the PRC Central Government tightened its environmental protection policy which affects all lead-acid battery manufacturers in China. Pursuant to the new policy, a 500 meter isolated area must be maintained between production facilities and residential areas.  From the beginning of May 2011, the Zhejiang Environmental Protection Bureau conducted an environmental sanitation investigation at Jing'er Road Plant (Plant B). The results showed that the sewage and exhaust complied with national standards in China, however, the Company is not maintaining the 500 meter isolated area between production facilities and residential areas.

After discussion with the Government, our battery charging activities and packing activities in Plant B were permitted to keep operating until December 31, 2011 and further extended to October 31, 2012, however all other production activities were forced to stop pursuant to the tightened environmental policy on or before July 15, 2011.   Management believes that our production facilities could not fully comply with the adjusted environmental policy as the residential area near Plant B showed (and continues to show) no signs of slowing its expansion towards Plant B, which is out of the Company’s control.  As a result, we decided to scale down our operations at Plant B and relocate such production facilities to Plant D.  We ceased all production activities, apart from battery charging activities and packing activities, during the period ended September 30, 2011. We did not suffer any penalty due to this tightened environmental protection policy. However, part of our production facilities in Plant B cannot be adequately transferred and implemented into our new production facility at Plant D, and we incurred an impairment loss of such facilities of US$1,848,000 during the year ended March 31, 2012.

Forward Stock Split

On November 22, 2011, Chisen effected a forward split of its common stock and the proportional increase in its authorized shares of common stock at a split ratio of 10-for-1.  As a result of this corporate action, the total number of issued and outstanding shares of common stock increased from 50,000,000 to 500,000,000, and the Company’s authorized shares of common stock simultaneously increased from 100,000,000 to 1,000,000,000 shares.  Shares of common stock are payable pursuant to the 10-for-1 forward stock split upon surrender of old certificates to the Company’s transfer agent, Interwest Transfer Co., Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, telephone (801) 272-9294, facsimile (801) 277-3147.

There has been no adjustment to the par value of the common stock and no changes have been made to the Company’s preferred stock as a result of this corporate action (as of November 22, 2011, the Company had no shares of preferred stock issued or outstanding).  The Company’s Board of Directors approved this corporate action however shareholder approval was not required pursuant to Sections 78.207 and 78.209 of the Nevada Revised Statutes.  In accordance with the Nevada Revised Statutes, the Company filed a “Certificate of Change Pursuant to Section 78.209” with the Nevada Secretary of State which became effective after the Financial Industry Regulatory Authority announced the effectiveness of the corporate action.

Recent Developments

During the year ended March 31, 2012, the Company acquired certain machinery in order to manufacture lead plates under the external formation technique for commercial purposes in Jiangsu Province. However, on March 1, 2012, the PRC government released a consultation paper concerning further governance and restrictions on the lead acid battery industry. In accordance with the consultation paper, any new lead plate manufacturing projects for commercial purposes will no longer be approved. After reviewing the consultation paper, management believed it to be highly likely that the proposed policies will be implemented and enforced by the PRC Government in the near future.

Management immediately reviewed the recently acquired machinery and identified items which could be directly integrated into our existing production lines of lead acid batteries production operating under the internal formation technique. For those items which could not be integrated directly, after a costs and benefits analysis of modification, management has decided to dispose of them in the near future. As of March 31, 2012, a full impairment, amount to US$2,857,000, was provided for the machinery as management estimated the scrap value of these assets to be minimal.

On May 31, 2012, the PRC government released a new policy which governs the lead acid battery industry effective July 1, 2012, which confirmed management’s estimation in relation to the final implementation of the tightened policies as initiated in the consultation paper. We were also advised by the local authority that the external battery formation technique will be prohibited after October 31, 2012 in Plant B. Due to the recent industry reform by the PRC Government, we lost market share of our main products, and considering the sluggish market, management has decided that the Company will focus on recovering such lost market share.

As of March 31, 2012, we shifted a majority of our production activities to Plant D. Since the environmental protection facilities of Plant D comply with the new tightened policy, from this issue, management believes the Company’s business will not suffer any further material adverse effects.

During the year ended March 31, 2012, the Government preliminarily agreed to re-designate the land in Changxing County to us for redevelopment. Prior to the new plant in Changxing County being built, we mainly conduct lead-acid battery production activities in Plant D.

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

We are a reporting company under Section 13 of the Securities Exchange Act of 1934, as amended. Our shares of common stock are not currently listed or quoted for trading on any national securities exchange however our common stock is currently quoted under the symbol “CIEC” on the OTCQB and the OTCBB.

Corporate Structure

Our corporate structure is illustrated as follows:

Our Competitive Strengths

We believe the following strengths contribute to our competitive advantages and differentiate us from our competitors:

Established Brand Awareness

We believe we have established good brand awareness across China.   In 2009, the “Chisen” brand was awarded the Most Trust and Worthy Brand of Consumer Electric Bicycle Batteries from CCTV, a major television station in China.  Because of this awareness, CCEC obtained one of the providers contract for a dedicated project, namely “Introducing Electronic Appliance (Lead-Acid Motive Battery Project of Electric Bicycle) into Rural District” in Shandong Province.

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

Our Cooperative Partnership with Suppliers

The Company establishes strategic cooperation partnerships with suppliers and vendors by means of supply chain integration to control procurement cost and quality. Moreover, a supplier’s assessment system is set up for ensuring the stability of the quality of our direct materials.

Research and Development

On the development of new products lines, the Company’s academic fields include, but are not limited to, ultra lead-acid motive batteries, wind and solar energy storage batteries, lithium-ion power batteries, anode material for lithium-ion batteries and lithium-ion ultra capacitors.

In April 2008, CCEC entered into a cooperation agreement with Xiamen University to establish the Zhejiang Changxing Chisen Physical-Chemical Power Supply Research and Development Center (the R&D Center) at the College of Chemistry and Chemical Engineering at Xiamen University for researching and developing new products. Xiamen University is a first-class research university in China with 9 graduate schools, 120 research institutions and cooperative inter-university ties to over 100 institutions worldwide.  Pursuant to the terms of the cooperation agreement, both parties shall be entitled to share equally in the benefits of any achievements from the R&D Center, and any such benefits or achievements realized shall not be transferrable to any third party without the consent of both parties. For example, CCEC will own jointly and equally with Xianmen University any intellectual property developed at or by individuals employed at the R&D Center.

Pursuant to the terms of the cooperation agreement, CCEC shall contribute RMB300,000 (approximately US$44,000) annually to fund operating costs for the R&D Center and provide additional funds for certain engaged research projects. Xiamen University shall contribute staff, laboratory usage and relevant equipment to the R&D Center.  The R&D Center provides us with solid support on the research and development of new batteries technology.  For example, we have developed the technology of producing lithium-ion batteries and lithium-ion iron phosphate anode materials through the cooperation with Xiamen University. The products have entered into the alpha test phase.

The Company accelerates the production technology updates of existing products. Apart from the Research Center at Xiamen University, the Company is also running an on-site R&D center for the research and development of new manufacturing techniques for its lead acid batteries and new products.  In the past year, we successfully developed internal battery formation technology and applied it to battery production, which significantly reduced the pollution generated from battery production process. Also, we become pioneer on applying internal formulated technology in the lead acid batteries production process.

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

We mainly produce and offer the following 13 models of VRLA battery products for electric bicycles:

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

Of the 13 models of lead-acid motive battery products set forth above, the 6-DZM-12Ah and 6-DZM-20Ah are our core products, which accounted for 50% and 30% of our total revenues for the year ended March 31, 2012, respectively.

All the lead-acid motive battery products produced by us are re-chargeable and can be recharged approximately 500 times. They are standardized and can be used in electric bicycles produced by different manufacturers.

Products Reserve

We have developed non-industrial wind and solar energy lead-acid storage batteries and lead-acid motive batteries for electric cars. These products have passed beta testing and we are capable of producing these products with existing facilities in a larger scale. However, because of recent industry reform by the PRC government, we lost market share of our main products, and considering the sluggish market, management has decided that the Company will focus on recovering such market share of our main products. The Company has not determined a timeframe for launching our wind and solar energy lead-acid storage batteries and lead-acid motive batteries for electric cars.

Future Products

For future market development, we intend to focus on the development of the lithium-ion batteries. We have cooperated with Xiamen University to research and develop anode materials for the lithium-ion battery and we have designed and developed lithium-ion battery products for electric bicycles, which have entered into the alpha test phase. However, we will expect a longer alpha test period, especially after a recently publicized fatal traffic accident in China caused by the explosion of a lithium-ion battery, which was manufactured by another well-known lithium-ion manufacture in China. Management believes it is extremely important for us to manufacture and sell safety products. We plan to extend the alpha test process and pay particular attention to safety and the stability of our lithium-ion battery products and anode materials for the lithium-ion battery. We have not determined the timeframe of this product launch.

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

Our largest distributors are located in Shanxi Province, Guangdong Province, Jiangsu Province, Tianjin and Beijing. We have established and maintained long-term relationships with distributors who we believe have local business experience and established regional sales networks.

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

The raw material for our battery products consist primarily of electrolytic lead. Our success significantly depends on our ability to secure sufficient and constant supply of electrolytic lead for our production at acceptable price levels. Electrolytic lead represents our largest cost item in our lead-acid motive battery production. During each of the two fiscal years ended March 31, 2012 and March 31, 2011, the average selling price of electrolytic lead by our suppliers was approximately RMB16,000 (approximately US$2,500) and RMB16,000 (approximately US$2,400) per ton, respectively.  For each of the two years ended March 31, 2012 and March 31, 2011, costs of lead-related material accounted for approximately 80% and 80% of our total cost of sales, respectively. We do not have long-term contracts with any of our electrolytic lead suppliers, nor have we entered into any arrangement to mitigate the effect of price fluctuations of electrolytic lead. Therefore, any significant increase in the cost of electrolytic lead in the future could adversely affect our results if we cannot transfer the price increment to our customers.

We believe the Company generally maintains sufficient quantities of inventories of its products to meet customer demand.

The Company has entered into written contracts with several suppliers and vendors. The Company has major suppliers who accounted for the following percentage of total purchases and total trade payables in the fiscal years ended March 31, 2012 and 2011:

	Purchases		Trade Payables
Major Suppliers	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011
			US$’000	US$’000
Jiangsu XiangFa Power Supply Co., Ltd.	27%	31.24%	Nil	4,932

Henan Yuguang Gold and Lead Co., Ltd	6%	13.44%	Nil	726

Anqing Borui Power Supply Co., Ltd.	Nil	12.24%	Nil	Nil

Trade payables related to the Company’s major suppliers for the years ended March 31, 2012 and 2011 comprise Nil and 36% of all trade payables, respectively.

Sales and Marketing

In order to promote the sales and reputation of our “Chisen” brand, we launch specific publicity campaigns and marketing based on the market needs. With reference to the conditions of regional markets and the local wholesale market for electric bicycles, we promote our band through roadside billboards and launch promotional dealer sales in Anhui, Henan, Hebei and Jiangsu Provinces in China.

With reference to the need for increased sales in our secondary market, we have convened product exhibition meetings in large metropolitan areas and mid-sized cities. We have shared our image and services, which we believe will enhance confidence with our distributors and sales offices.  We believe this will enhance the Company’s visibility and reputation of our products, which may ultimately boost our sales.

A small number of our customers account for a very significant percentage of our revenue.  Trade receivables related to the Company’s major customers for the years ended March 31, 2012 and 2011 comprised 73% and 78% of all trade receivables, respectively.  The Company’s major customers for the fiscal years ended March 31, 2012 and 2011 accounted for the following percentages of total revenue and trade receivables:

	Sales		Trade Receivables
Major Customers	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011	Fiscal year ended March 31, 2012	Fiscal year ended March 31, 2011
			US$’000	US$’000
COMPANY X	12.76%	18.83%	5,242	29,603

COMPANY Y	10.91%	18.82%	4,748	17,627

COMPANY Z	-	12.40%	-	3,757

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

Research and Development

During the fiscal year ended March 31, 2012, we significantly increased our Company-sponsored research and development activities expenses to US$2,104,000 from US$1,065,000 for the fiscal year ended March 31, 2011 in order to further enhance the competitiveness of our products through the improvement of our production techniques and the release of new VRLA batteries products.  The Company plans to spend approximately US$2,000,000 during fiscal year ending March 31, 2013 and approximately US$2,000,000 during fiscal year ending March 31, 2014 on Company-sponsored research and development activities.

In order to further enhance the competitiveness of our products and fulfill the tightened environmental protection policy, we have expended resources on R&D and technology innovation.  We are one of the pioneer companies in PRC to apply internal batteries formation technique in producing lead acid motive batteries. This technology significantly decreased the pollution during the production process. In addition, we have been able to decrease our cost of production as a result of our R&D efforts focused on improving our manufacturing technology.  For example, we now use less lead in the production of our batteries while preserving the same efficiency of such batteries.  We desire to increase our competitiveness through continued improvement of valve regulated lead-acid battery production techniques and the development and production of new-model power batteries, including, without limitation, the lithium-ion batteries.

On the development of new products lines, we have conducted research on ultra lead–acid motive batteries, wind and solar energy storage batteries, VRLA batteries applied for telecommunications and uninterruptible power supply (UPS) equipment, lithium-ion power batteries, lithium-ion ultra capacitors and anode material for lithium-ion batteries, which is a component of lithium-ion batteries.

Backlog

We have historically shipped the majority of our products within one month of the time that the order confirmation occurs.  Due to the short-cycle nature of our business, we do not sustain significant backlogs and had no backlog of unfilled orders as of March 31, 2012 and March 31, 2011.

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

Competition

The lead-acid motive battery has a dominant position in China, in which 95% of electric bicycles in China are powered by lead-acid motive battery. The core product competitor in the market is the lithium-ion battery. The major manufacturers of the lithium-ion motive battery in the market are BYD Company Limited (1211.HK). As compared to lead-acid motive batteries, the lithium-ion battery has advantages in terms of useful life, environmental friendliness, more compact size and lighter weight. However, lead-acid motive battery still has the advantage of greater stability in terms of performance and reliability, safety and lower price.

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

In order to maintain our competitive position, the Company intends to (1) increase the scale of production through expansion of production capacity; (2) expand the distribution networks in the end user customer market; (3) invest more resources in the research and development of new products and new manufacturing technology in order to diversify our product range; (4) decrease the cost of production and improve quality control; (5) maintain adequate human resources, production resources, as well as the financing resources to support the growth of the Company; and (6) implant effective and efficient risk management.

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

The Company currently holds 32 patents in total, of which 17 expire in 2016, 1 expires in 2017, 4 expire in 2018, 3 expire in 2019, 4 expire in 2020, 2 expire in 2021 and 1 expire in 2029.

The Company currently has two domain names, http://www.chisenelectric.com and http://www.chisenpower.com. These domain names are in good standing.

Employees

As of March 31, 2012, the Company had approximately 2,430 full-time employees, including approximately 1,837 employees in production, approximately 100 employees in research and development, approximately 115 employees in sales and marketing and approximately 221 employees in administration. All of our employees are based inside China. Our employees are members of our Company’s labor union and are organized under a collective bargaining agreement, but we have never experienced any work stoppage. We believe that our relationships with our employees are generally good.

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

ITEM 1A             Risk Factors

Not required for a “smaller reporting company”.

ITEM 1B.            Unresolved Staff Comments

None.

ITEM 2.               Properties

During the year ended March 31, 2012, the Company purchased a 50-year land use right for US$773,000 at Jingyuan Road in Xuyi County, Jiangsu Province. The total area of the land is 49,323.00 square meters and we have constructed plants and auxiliary buildings on the land.

We also maintain leases with our landlord Changxing Xiangyi Industrial Park Investment Co. for the purpose of the production of our battery products at Plant B, which is located at Xiangyi Industrial Park, Jing’er Road, Changxing Economic Development Zone, Changxing County, Zhejiang Province, the People’s Republic of China. Those leases, none of which are affected by our relocation, are described in the table below:

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

During the year ended March 31, 2012, the Company also purchased a 50-year land use right for US$4,111,000 at Jingsi Road in Changxing County, Zhejiang Province. The total area of the land is 81,188.00 square meters and the plants and auxiliary building are being constructed in progress.

ITEM 3.	Legal Proceedings

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2012, there was no pending or outstanding material litigation with the Company.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is currently quoted on the OTCBB and OTCQB under the symbol “CIEC”. There has been an extremely limited public market for our common stock.

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

Closing Bid Prices	High (US$)	Low (US$)

Calendar Year Ending December 31, 2012

1st Quarter	0.07	0.045

Calendar Year Ended December 31, 2011

4th Quarter (After a 10-for-1 split)	0.05	0.05

4rd Quarter (Before a 10-for-1 split)	0.70	0.30

3rd Quarter	2.82	0.52

2nd Quarter	3.40	1.02

1st Quarter	4.90	3.40

Calendar Year Ended December 31, 2010

4th Quarter	5.30	4.51

3rd Quarter	5.50	5.10

2nd Quarter	6.45	6.10

1st Quarter	7.75	6.24

The high and low bid quotations for our common stock prior to March 31, 2012 were US$7.75 and US$0.045, respectively.  The market quotations represent prices between dealers, do not include retail markup, markdown, or commissions and may not represent actual transactions.

Holders of Common Equity

As of June 28, 2012, we have issued Five Hundred Million (500,000,000) shares of our common stock to approximately 64 holders of record.  The Company believes that it has more stockholders since many of its shares are held in "street" name.

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

Forward Stock Split

On November 22, 2011, the Company effected a forward split of its common stock and the proportional increase in its authorized shares of common stock at a split ratio of 10-for-1.  As a result of this corporate action, the total number of issued and outstanding shares of common stock increased from 50,000,000 to 500,000,000 shares, and the Company’s authorized shares of common stock simultaneously increased from 100,000,000 to 1,000,000,000 shares.  Shares of common stock are payable pursuant to the 10-for-1 forward stock split upon surrender of old certificates to the Company’s transfer agent, Interwest Transfer Co., Inc., 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, Utah 84117, telephone (801) 272-9294, facsimile (801) 277-3147.

There has been no adjustment to the par value of the common stock and no changes have been made to the Company’s preferred stock as a result of this corporate action (as of November 22, 2011 and as of the date of this report, the Company had no shares of preferred stock issued or outstanding).  The Company’s Board of Directors approved this corporate action however shareholder approval was not required pursuant to Sections 78.207 and 78.209 of the Nevada Revised Statutes.  In accordance with such statutes, the Company filed a “Certificate of Change Pursuant to Section 78.209” with the Nevada Secretary of State which became effective after the Financial Industry Regulatory Authority announced the effectiveness of the corporate action.

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

Production Capacity

On September 6, 2010, CEJC entered into a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract with the Jiangsu Xuyi Economic Development Zone Administrative Committee, pursuant to which CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) in three stages to build the Plant D to manufacture VRLA batteries, as well as our newest product, lithium-ion batteries, and other related products in the Jiangsu Xuyi Economic Development Zone. At the date of this report, CEJC has completed all construction related to the first stage and has invested approximately RMB422,000,000 (approximately US$62,000,000) in assets for the production of VRLA batteries only. Currently the Company does not yet plan to construct lithium-ion battery production facilities in Plant D.

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

Vertical Integration Strategy

During the year ended March 31, 2012, we have implemented a vertical integration strategy of producing lead plates at Plant D which has enabled us to reduce processing costs.  Additionally, due to the implementation of a recent PRC Central Governmental environmental policy, hundreds of our competitors that are small and medium size battery manufacturers have been forced to shut down or to stop operations.  As a result, the shortage of supply of lead acid batteries has armed us with strategic bargaining power when negotiating the sales price of our products with customers.

Summary of Significant Accounting Policies

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”)

Preparation of financial statements

The Company had negative working capital of US$38,937,000 as of March 31, 2012 and incurred loss of US$15,742,000 for the year ended March 31, 2012. These conditions raised substantial doubt about the Company’s ability to continue as going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and the financial support from a controlling stockholder of Chisen Electric. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The controlling stockholder had undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Having taken into consideration the undertaking provided by the controlling stockholder, management believes that the Company will be able to settle its liabilities when they become due. However, there can be no assurance that any financing from the controlling stockholder will continue in the future.

Basis of consolidation

The consolidated financial statements include the financial information of Chisen and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Segmental information

During the years ended March 31, 2012 and 2011, all revenue of the Company represented income from sales of sealed lead-acid batteries and related components, and therefore no financial information by business segment is presented. Furthermore, as all revenue is derived from the PRC, no geographical segment information is presented.

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

The Company principally takes into account the financial information of the investee and investment returns for the purpose of identifying potential impairments.

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

Inventories

Inventories are stated at the lower of cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value.

Trade receivables and allowance for doubtful accounts

The allowance for the risk of non-collection of trade receivables takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivables. Trade receivables are presented net of an allowance for doubtful accounts of US$6,000 and US$6,000 as of March 31, 2012 and 2011, respectively.

Cash and cash equivalents

Cash represents cash on hand and deposits with financial institutions which are repayable on demand. Cash equivalents represent short-term, highly liquid investments purchased with an original maturity of three months or less, which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value.

Foreign currency translation

Items included in the financial statements of the Company’s major subsidiaries operating in the PRC are measured using Renminbi (RMB), the currency of the primary economic environment in which the entity operates (“functional currency”). The consolidated financial statements are presented in United States Dollars (US$), which is the Company’s presentation currency.

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

On consolidation, the results and financial position of all the group entities that have a functional currency different from the presentation currency are translated as follows:

a.	assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;
b.	income and expenses for each statement of operations are translated at average exchange rates;
c.	all resulting exchange differences are recognized as a separate component of equity.

Fair value of financial instruments

The ASC Topic 825, “Disclosures about Fair Value of Financial Instruments”, requires that the Company discloses estimated fair value of financial instruments. The carrying amounts reported in the balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Fair value measurements

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

The Company’s trading securities are measured at fair value on recurring basis. The trading securities are listed on a stock exchange in the PRC with quoted price in active market (Level 1 inputs).

Warranty

Estimated warranty costs are recognized at the time when the Company sells its products and are included in sales, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs, which are reviewed periodically in light of actual experience. The carrying amounts of estimated warranty costs were included in accrued expenses and other accrued liabilities as of March 31, 2012 and 2011.

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

Recent accounting pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public companies during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the reporting entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

In September 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing goodwill for impairment”. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual periods beginning after December 15, 2011. The Company believes that the adoption of ASU 2011-08 will not have any impact on the Company's consolidated results of operation and financial condition.

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

Results of Operations for the Fiscal Year Ended March 31, 2012 Compared To the Fiscal Year Ended March 31, 2011

The following table sets forth a summary of certain key components of our results of operations for years indicated, in dollars and as a percentage of revenues.

	For The Years Ended March 31,
	2012	2011	2012	2011
	$ ’000	$’000
Revenues	119,563	243,814	100.00%	100.00%
Cost of sales	(101,716)	(214,456)	85.07%	87.96%
Gross income	17,847	29,358	14.93%	12.04%
Sales, marketing and distribution expenses	(11,629)	(10,882)	9.73%	4.46%
General and administrative expenses	(9,295)	(4,138)	7.77%	1.70%
Operating (loss) income	(3,077)	14,338	2.57%	5.88%
Other income, net	860	1,782	0.72%	0.73%
Impairment loss on property, plant and equipment	(2,857)	-	2.39%	- %
Loss on disposal of scrap inventories	(13,896)	(2,328)	11.62%	0.95%
Interest Income	1,766	483	1.48%	0.20%
(Loss) income before interest and income tax expenses	(17,204)	14,275	14.39%	5.85%
Interest expenses	(8,812)	(3,359)	7.37%	1.38%
(Loss) income before income tax expenses	(26,016)	10,916	21.76%	4.48%
Income tax expenses	(1,047)	(2,447)	0.88%	1.00%
(Loss) income before extraordinary item (less applicable income taxes of US$0)	(27,063)	8,469	22.63%	3.47%
Extraordinary item	11,269	2,605	9.43%	1.07%
Net (loss) income including non-controlling interest	(15,794)	11,074	13.21%	4.54%
Net loss (income) attributable to non-controlling interest	52	(8)	0.04%	- %
Other comprehensive income	1,465	1,437	1.23%	0.59%
Comprehensive (loss) income	(14,277)	12,503	11.94%	5.13%

Revenues and cost of sales

Revenue decreased by US$124,251,000 or 50.96%, to US$119,563,000 for the year ended March 31, 2012 compared with US$243,814,000 for the year ended March 31, 2011. This decrease was mainly attributable to the decrease in production activities resulting from an unexpected tightening of an environmental protection policy implemented by the PRC Central Government enforced on all lead-acid battery manufacturers whereby a 500 meter isolated area must be maintained between production facilities and residential areas. All production facilities must have complied with this policy on or before July 15, 2011. Our production facilities at Plant B (Jing’er Road) are not capable of being in full compliance with the tightened environmental policy and the residential area near Plant B shows no signs of slowing its expansion towards Plant B, which is out of the Company’s control. Our management decided to gradually scale down the operations of Plant B and to relocate such production facilities to Plant D, apart from recharging and packing activities, before December 31, 2011. At the date of this report we have completed our relocation from Plant B to Plant D.

Although our production capacities gradually recovered, the Company lost its market share and it has taken time to recover. As such, our revenue decreased significantly.

Cost of sales for the year ended March 31, 2012 and 2011 were US$101,716,000 and US$214,456,000, respectively. The decrease in cost of sales of US$112,740,000 or 52.57% was mainly attributable to the decrease in sales volume resulting from the unexpected tightening of the environmental protection policy as stated above.

The decrease in cost of sales was also attributable to a significant decrease of processing charges on lead plates, one of the major components of our battery products, resulting from our vertical integration of producing lead plates at Plant D commencing in August 2011.

We have improved our gross profit margin during the year ended March 31, 2012. The gross profit ratio increased by 2.89% to 14.93% for the year ended March 31, 2012 as compared with 12.04% for the corresponding year in 2011. The improvement was mainly attributable to the decrease in cost of production by implementing the vertical integration strategy as discussed above as well as an increase in the selling price due to the shortage of battery supplies as a result of the environmental protection policy discussed above, which has forced hundreds of our competitors to shut down or to stop operations.

Depreciation and Amortization

Depreciation and amortization expense for the years ended March 31, 2012 and 2011 were US$1,994,000 and US$1,093,000, respectively. The increase of US$901,000 or 82.43% was mainly attributable to the additional depreciation charges of US$558,000 incurred as a result of the change of estimated useful life on certain machinery at Plant B. During the year ended March 31, 2012, we were advised by the local authority that the external battery formation technique, which was used in Plant B to produce battery products, will be prohibited after October 31, 2012. Our management reviewed the machinery in Plant B and identified that certain machinery cannot be used after that date and therefore, their estimated useful life was adjusted accordingly.

In addition, in order to expand our production capacity, we have invested significantly in plant and machinery at Plant D during the year ended March 31, 2012. As such, the depreciation increased accordingly.

Sales, marketing and Distribution

Sales, marketing and distribution expense increased by US$747,000 or 6.86% to US$11,629,000 for the year ended March 31, 2012 as comparing with US$10,882,000 for the year ended March 31, 2011.

During the year ended March 31, 2012, we suffered significantly as a result of the tightening of the environmental policy implemented by the PRC Central Government as discussed above. Our sales activities and associated expenses decreased significantly, such as transportation expenses and commission expenses, which decreased by US$1,723,000 and US$387,000, respectively, as comparing with the corresponding year in 2011.

In order to recover market share, the Company increased its participation in exhibition events and engaged in more advertising activities during the year ended March 31, 2012. The relevant expenses were increased by US$437,000 as compared to the corresponding year in 2011.

For the purpose of complying with the tightened environmental protection policy, during the year ended March 31, 2012, we introduced the internal battery formation technique into our production. However, this technique is relatively new to the Company. We are unable to handle it as well as the external battery formation technique which we used before. Under the internal formation technique we were unable to repair all returned malfunctioning batteries. Also, as a result of the Company gradually closing down the repair facilities in Plant B by October 2012, part of the returned batteries could not be repaired. The Company temporarily used more new batteries for providing warranty services. As the cost of new batteries is higher than the cost of repaired batteries, the cost of warranty for the year ended March 31, 2012 increased significantly by US$2,145,000 to US$3,093,000 as compared with the corresponding year in 2011.

General and Administrative Expenses

General and administrative expenses were US$9,295,000 and US$4,138,000 for the years ended March 31, 2012 and 2011, respectively, and mainly consisted of staff salaries and benefits, research and development, depreciation expenses, material consumption and startup costs.

The increase in general and administrative expenses of US$5,157,000 or 124.63% for the year ended March 31, 2012 as compared to the corresponding year in 2011 was mainly attributable to (a) an increase of US$1,868,000 for staff salaries and benefits, such as staff cafeteria expenses and social insurance, due to the new operation of Plant D where we employed more administrative staff; (b) an increase in research and development expenses of US$986,000, which were mainly attributable to the resources invested in improving the quality of existing products, developing new production technique, developing new products as well as the increase in number of staff in our R&D department; (c) an increase in audit fees and consultancy expenses of US$158,000 and US$158,000, respectively; (d) an increase in office consumables of US$881,000 following the setup of a new office in Plant D; and (e) an increase in depreciation expense of US$209,000, which were mainly attributable to the operation of Plant D.

Impairment loss on property, plant and equipment

During the year ended March 31, 2012, the Company acquired certain machinery in order to manufacture lead plates under the external formation technique for commercial purposes in Jiangsu Province. However, on March 1, 2012, the PRC government released a consultation paper concerning further governance and restrictions on the lead acid battery industry. In accordance with the consultation paper, any new projects for the manufacturing of lead plates for commercial purposes in the PRC will not be approved.

After reviewing the consultation paper, management believes that it is highly likely that the proposed policies not granting approval to any new project of manufacturing lead plates for commercial purposes would be implemented and enforced by the PRC government in the near future.

Management reviewed the recently acquired machinery immediately and identified items which could be directly integrated into our existing lead acid battery production lines operating under the internal formation technique. For those items which could not be integrated directly, after a costs and benefits analysis of modification, management decided to dispose of them in the near future. As of March 31, 2012, a full impairment, amounting to US$2,857,000, was provided for the machinery as management estimated that the scrap value of the assets are minimal.

On May 31, 2012, the PRC government released a new policy to govern the lead acid battery industry, effective July 1, 2012, which confirmed management’s estimation of the final implementation of the tightened policies as initiated in the consultation paper referenced above.

Loss on disposal of scrap inventories

During the year ended March 31, 2012, the Company was advised by the local authority of Changxing County that its current production technique, external battery formation, in Plant B can no longer be used after October 31, 2012. Plant B is the only facility of the Company for repairing returned batteries which were produced under the external battery formation technique. After analyzing the future return rate of the batteries and our current inventory level, management considered that the Company’s current production capacity in Plant B was not adequate to repair all future returned batteries and existing inventories. Management decided to dispose of the obsolete inventories and the Company recognized a loss on disposal of scrap inventories of US$13,896,000 for the year ended March 31, 2012.

Interest Income

Interest income was US$1,766,000 and US$483,000 for the year ended March 31, 2012 and 2011, respectively. The increase of US$1,283,000 or 265.63% was mainly attributable to the increase in the average deposit interest rate as well as an increase in restricted cash pledged for facilities granted by banks.

(Loss) Income before Interest and Income Tax Expenses

Loss before interest and income tax expenses was US$17,204,000 for the year ended March 31, 2012 as compared with income of approximately US$14,275,000 for the corresponding year in 2011. The decrease of US$31,479,000 or 220.52% was mainly attributable to a decrease in gross income of US$11,511,000 and an increase in general and administrative expense of US$5,157,000, the impairment loss on property, plant and equipment of US$2,857,000 and the loss on the disposal of scrap inventories of US$11,568,000.

Interest expense

Interest expense for the year ended March 31, 2012 and 2011 was US$8,812,000 and US$3,359,000, respectively. The increase in interest expense of US$5,453,000 or 162.34% was mainly attributable to the increase in banking facilities utilized by the Company as well as an increase in interest rate.

Income Taxes expense

Income tax was US$1,047,000 and US$2,447,000 for the year ended March 31, 2012 and 2011, respectively. The decrease in income tax expense of US$1,400,000 or 57.21% was mainly attributable to the decrease in the Company’s operating profit during the year.

Extraordinary Gain

During the year ended March 31, 2012, we completed the relocation of Plant A at Jingyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered into by CCEC and the Administrative Committee of Changxing Economic Development Zone (ACC), ACC shall pay us compensation in the amount of RMB98,514,000 (US$15,354,000) for the loss on long-term land lease prepayment and buildings located at Jingyi Road. In May 2011, the Company wrote off the long-term land lease prepayment and buildings at Jingyi Road with a net book value of approximately RMB14,354,000 (US$2,237,000) and therefore, net compensation income of approximately RMB84,160,000 (US$13,117,000) was recognized for the year. The transaction of relocation was considered an involuntary conversion of a non-monetary asset into a monetary asset. According to ASC605-40-25, to the extent the cost of a nonmonetary asset differs from the amount of monetary assets received, the result of the realization of a gain from the transaction is recognized. The relocation activity is abnormal and significantly different from the ordinary and typical activities of the Company and is not expected to recur in the foreseeable future. In accordance with ASC225-20, the Company classified the gain as an extraordinary item. Pursuant to the Implementation Regulations to the EIT law of the PRC, only the portion of compensation income exceeding the reinvestment amount related to the relocation was taxable. All compensation income received by the Company would be reinvested into the fixed assets and long-term land lease prepayment of Plant C at Jingsi Road and therefore, no income tax was applicable.

Extraordinary Loss

During the year ended March 31, 2012 and without advance notice to the Company, the PRC Central Government tightened its environmental protection policy which applies to all lead-acid battery manufacturers. Pursuant to the new policy, a 500 meter isolated area must be maintained between production facilities and residential areas. From the beginning of May 2011, the Zhejiang Environmental Protection Bureau (ZEPB) conducted an environmental sanitation investigation at Plant B. The results showed that the sewage and exhaust complied with national standards in China, however, the Company is not maintaining the 500 meter isolated area between production facilities and residential areas. The ZEPB requires all production facilities at Plant B to have complied with and meet the adjusted environmental policy prior to July 15, 2011. However, the Company was permitted by the government to continue to conduct our battery charging activities and packing activities until October 31, 2012. We did not suffer any penalty due to this tightened environmental protection policy.

As such, the impairment loss of some fixed assets, including plant and machinery together with a leasehold improvement of approximately US$1,848,000, were recognized as an extraordinary loss. Management considers that this Government behavior is very unusual and therefore the impairment loss was classified as an extraordinary item.

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

Net (Loss) Income Including Non-Controlling Interest

Net loss including non-controlling interest was US$15,794,000 for the year ended March 31, 2012 as compared with a net income of US$11,074,000 at the corresponding year in 2011. The decrease of US$26,868,000 or 242.62% was mainly attributable to an increase in general and administrative expense of US$5,157,000, impairment loss on property, plant and equipment of US$2,857,000, loss on disposal of scrap inventories of US$11,568,000, interest expense of US$5,453,000 and a decrease in gross income of US$11,511,000, offset by increase in net gain on extraordinary items of US$8,664,000.

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

The following table sets forth the summary of our cash flows, in U.S. dollars, for the periods indicated:

	Fiscal Years Ended March 31
	2012	2011
	US$’000	US$’000
Net cash provided by operating activities	10,833	21,566
Net cash used in investing activities	(106,185)	(37,423)
Net cash provided by financing activities	101,283	17,233
Net increase in cash and cash equivalents	5,931	1,376
Effect of exchange rate changes on cash	243	235
Cash and cash equivalents at beginning of year	7,630	6,019
Cash and cash equivalents at end of year	13,804	7,630

Operating Activities

During the year ended March 31, 2012, our operations were significantly impaired as a result of an unpredictable tightening of an environmental policy implemented by the PRC Central Government as discussed above. Our net cash provided by operating activities decreased significantly from US$21,566,000 for the year ended March 31, 2011 to US$10,833,000 for the year ended March 31, 2012. The decrease in cash inflow of US$10,733,000 or 49.77% was mainly attributable to the decrease in operating result of US$26,816,000, increase in other receivable of US$6,341,000 and decrease in bills payable of US$43,870,000, offset by decrease in trade receivables of US$67,090,000.

Investing Activities

Our net cash used in investing activities increased by US$68,762,000 or 183.74% to US$106,185,000 for the year ended March 31, 2012 as comparing with US$37,423,000 for the year ended March 31, 2011.

During the year ended March 31, 2012, we invested significantly in Plant D in order to comply with the environment protection policy discussed above and shifted all our production capacity from Plant B to Plant D. For these reasons our cash used in investment of property plant and equipment and a deposit paid for acquisition of land and property, plant and equipment for the year ended March 31, 2012 increased US$28,546,000 and US$4,228,000, respectively as compared with the corresponding year of 2011.

Apart from the issues discussed above, the increase of US$68,762,000 net cash outflow was also attributable to the increase in deposits paid for land auctions and investment in restricted bank balance of US$30,898,000 and US$22,149,000 offset by an increase in compensation income received for loss of plant and machinery and leasehold improvement of US$11,980,000 and a decrease in investment in long-term land lease prepayment of US$3,354,000.

Financing Activities

Net cash provided by financing activities was US$101,283,000 and US$17,233,000 for the years ended March 31, 2012 and 2011 respectively. The increase of US$84,050,000 or 487.73% was mainly attributable to the increase in net proceeds from bills financing and short-term bank loans of US$59,673,000 and US$23,223,000, respectively.

Working Capital

During the year ended March 31, 2012 we had negative working capital of US$38,937,000 which, together with our decrease in sales revenues of US$124,251,000 or 50.96% and our net (loss) attributable to CIEC common stockholders of US$(15,742,000) raises substantial doubt about our ability to continue as a going concern.

The negative working capital was mainly attributable to the significant increase in loss from operation and the increase in long term capital investment.

During the year ended March 31, 2012, the Company suffered significantly from the result of the tightening of an environmental protection policy implemented by the PRC Central Government as discussed above. The Company shut down most of its production activities. We lost our market share and our revenues decreased significantly.

In order to rebuild and shift production capacity from Plant B to Plant D, we invested significantly in land lease prepayment and property, plant and equipment in Plant D. Accompanying with the decrease of cash generated from operations, it was necessary for us to increase bank borrowings to fund this project.

For these reasons, our working capital decreased by US$52,877,000 or 364.97% as compared with the corresponding period of 2011.

In order to improve working capital flow, management decided to defer and/or decrease long term investment so as to maintain sufficient short term funds. Also, the Company’s principal stockholder may provide financial support as may be required to maintain the Company as a going concern at least for the next twelve months from the date of this report. Notwithstanding the above, the Company has regular cash flow control measures over the liquidity of its working capital as stated in the financial statements to strictly monitor the condition of the working capital. Apart from the above, management is confident that business is recovering and will continue to do so, which may also help improve working capital flow.

Capital Commitment

As of March 31, 2012 and 2011, the Company had outstanding capital expenditure commitments of approximately US$122,845,000 and US$150,448,000, respectively. The outstanding capital expenditure mainly relates to various construction projects and the purchase of land and machinery pursuant to the Project Investment Contract entered with Jiangsu Xuyi Economic Development Zone Administration Committee on September 6, 2010 and the Investment Agreement entered with the Administrative Committee of Changxing Economic Development Zone on August 20, 2010 as discussed above.

On April 26, 2012 and June 20, 2012, the Company had successfully obtained the land use rights of two pieces of land in Xuyi Country, Jiangsu province, PRC respectively. Total land size was 83,658 m2 with a total price of approximately US$31,262,000.

In order to enhance cash flow management, the Company decided to sell this land in the next twelve months. The land will be classified as assets held for sales and measured at the lower of its carrying amount and fair value less costs to sell.

At the date of this report, the Company has fully settled the cost of purchases and the Company has no current or future plans for a material capital commitment regarding these transactions.

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

Reference is made to the “F” pages herein comprising a portion of this report.

ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in and disagreements with our independent accountants on accounting and financial disclosure for the fiscal year ended March 31, 2012.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of March 31, 2012 was effective.

This report contains an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

None.

PART III

ITEM 10.             Directors, Executive Officers, and Corporate Governance

Executive Officers, Directors and Key Employees

The following individuals constitute our board of directors and executive management as of June 28, 2012. Our last annual meeting was held on September 9, 2010 at the Changxing International Hotel, No. 1 Taihu Rd., Changxing, Zhejiang Province, PRC, whereby stockholders of record on August 11, 2010 approved the appointment of Xu Kecheng, Liu Chuanjie, Lou Shourong, Dong Quanfeng, Jiang Yanfu, Gong Xiaoyan and Yun Hon Man, to our Board.

Name	Age	Position(s)
Xu Kecheng	50	Chairman of the Board, Chief Executive Officer & President
Liu Chuanjie	35	Chief Financial Officer, Treasurer, Director
Lou Shourong	48	Vice-President, Director
Fei Wenmei	50	Corporate Secretary
Zhu Zhongli	49	Vice-President of Sales
Dong Quanfeng	48	Independent Director
Jiang Yanfu	69	Independent Director
Gong Xiaoyan	66	Independent Director
Yun Hon Man	44	Independent Director
Gui Changqing	74	Significant Employee

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

Committees of our Board of Directors

As of January 15, 2009, our Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee established in accordance with the Exchange Act and NASDAQ rules. Prior to January 15, 2009, we did not have an Audit Committee, a Compensation Committee or a Corporate Governance and Nominating Committee. During the fiscal year ended March 31, 2012, the Audit Committee met 4 times, the Compensation Committee met 1 time and the Corporate Governance and Nominating Committee met 1 time. A brief description of each committee is set forth below.

☐	Audit Committee – The purpose of the Audit Committee is to provide assistance to our Board of Directors in fulfilling their oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants. The Audit Committee is also responsible for ensuring that the independent registered public accountants submit a formal written statement to us regarding relationships and services which may affect the auditor’s objectivity and independence. The Board appointed Yun Hon Man, Gong Xiaoyan, Dong Quanfeng and Jiang Yanfu to serve as members of the Audit Committee, with Yun Hon Man serving as Chairman, commencing on January 15, 2009. Our Audit Committee financial expert is Yun Hon Man, an independent director.

☐	Compensation Committee – The purpose of the Compensation Committee is to review and make recommendations to our Board of Directors regarding all forms of compensation to be provided to our executive officers and directors, including stock compensation and loans, and all bonus and stock compensation to all employees. The Board appointed Jiang Yanfu, Dong Quanfeng, Yun Hon Man and Gong Xiaoyan to serve as members of the Compensation Committee, with Jiang Yanfu serving as Chairman, commencing on January 15, 2009.

☐	Corporate Governance and Nominating Committee – The purpose of the Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation. The Nominating Committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements. The Company does not have a formal diversity policy. Although the Board does not currently have formal specific minimum criteria for nominees, substantial relevant and diverse business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for Board and shareholder meetings. We have not adopted procedures by which security holders may recommend nominees to our Board of Directors. The Board appointed Gong Xiaoyan, Dong Quanfeng, Yun Hon Man and Jiang Yanfu to serve as members of the Corporate Governance and Nominating Committee, with Gong Xiaoyan serving as Chairman, commencing on January 15, 2009.

☐	Strategy and Steering Committee – Xu Kecheng and Wang Chunyan served as members of the Strategy and Steering Committee, with Xu Kecheng serving as Chairman, during the fiscal year ended March 31, 2012.

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

Summary Compensation Table

The following table sets forth compensation information for services rendered by our named executive officers in all capacities during the last 3 completed fiscal years (ended March 31, 2012, 2011 and 2010). The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name And Principal Function	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Xu Kecheng, President &	2012	15,128	-0-	-0-	-0-	-0-	-0-	-0-	15,128
CEO (1)	2011	11,266	-0-	-0-	-0-	-0-	-0-	-0-	11,266
	2010	11,728	-0-	-0-	-0-	-0-	-0-	-0-	11,728

Liu Chuanjie, Chief Financial	2012	11,556	-0-	-0-	-0-	-0-	-0-	-0-	11,556
Officer and Treasurer (2)	2011	11,209	-0-	-0-	-0-	-0-	-0-	-0-	11,209
	2010	10,861	-0-	-0-	-0-	-0-	-0-	-0-	10,861

He Zhiwei, Former	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer (3)	2011	2,252	-0-	-0-	-0-	-0-	-0-	-0-	2,252
	2010	117,369	-0-	-0-	-0-	-0-	-0-	-0-	117,369

(1)	Xu Kecheng has served as the Company’s Chief Executive Officer and President effective as of November 12, 2008. Mr. Xu also served (and continues to serve) as President of CCEC during the fiscal years ended March 31, 2012, 2010 and 2009. Mr. Xu’s compensation for the years ended March 31, 2012, 2011 and 2010 reflects his services as CEO and President of the Company and President of CCEC, combined.

(2)	Liu Chuanjie has served as the Company’s Treasurer effective as of November 12, 2008. Mr. Liu also served (and continues to serve) as Controller and Director of Finance of CCEC during the fiscal years ended March 31, 2012, 2010 and 2009. Mr. Liu’s compensation for the years ended March 31, 2012, 2011 and 2010 reflects his services as Treasurer of the Company and Controller and Director of CCEC, combined. Mr. Liu has served as Chief Financial Officer of the Company since June 15, 2010.

(3)	He Zhiwei served as the Company’s Chief Financial Officer effective as of November 12, 2008 until June 15, 2010. Mr. He’s compensation for the years ended March 31, 2011 and 2010 reflects his services as CFO of the Company during such time periods.

As of March 31, 2012, the Company did not have any “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans” or “Potential Payments Upon Termination or Change in Control” to report.

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

Director Compensation

We did not provide any compensation to our Directors during the fiscal years ended March 31, 2012 and 2011. We may establish certain compensation plans (e.g. options, cash for attending meetings, etc.) with respect to Directors in the future.

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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth each person known by us to be the beneficial owner of five (5%) percent or more of our Common Stock, all directors individually and all directors and officers as a group as of June 28, 2012. Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Amount of Direct Ownership	Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class(2)
Xu Kecheng, Chairman of the Board, Chief Executive Officer & President	0	329,000,000	(3)	329,000,000	(3)	65.8%
Liu Chuanjie, Chief Financial Officer, Treasurer and Director	0	0		0		0%
Fei Wenmei, Corporate Secretary	0	0		0		0%
Zhu Zhongli, Vice-President of Sales	0	0		0		0%
Lou Shourong, Vice President, Director	0	0		0		0%
Dong Quanfeng, Director	0	0		0		0%
Jiang Yanfu, Director	0	0		0		0%
Gong Xiaoyan, Director	0	0		0		0%
Yun Hon Man, Director	0	0		0		0%
ALL DIRECTORS AND OFFICERS AS A GROUP (9 PERSONS):	0	329,000,000		329,000,000		65.8%
Cheer Gold Development Limited Level 5 Development Bank of Samoa Building Beach Road, Apia, Samoa	329,000,000	0		329,000,000		65.8%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Registrant.

(2)	Applicable percentage of ownership is based on 500,000,000 shares of our Common Stock outstanding as of June 13, 2011, together with securities exercisable or convertible into shares of Common Stock within sixty (60) days of June 28, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)	Xu Kecheng may be considered to beneficially own 329,000,000 shares by virtue of his 100% ownership in Wisejoin Group Limited, which owns and controls 100% of Cheer Gold, which directly beneficially owns 329,000,000 shares of Common Stock.

ITEM 13.             Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During the fiscal year ended March 31, 2012, the Company purchased raw materials, amounting to US$4,058,000, from  Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”), a company which is controlled by a close family member of Mr. Xu Kecheng. As of March 31, 2012 and May 31, 2012, the outstanding balance due to Ruilang Electronic was US$1,387,000 and US$1,854,000, respectively.

During the fiscal year ended March 31, 2012, the Company purchased raw materials, amounting to US$2,123,000, from Zhejiang Chisen Glass Company Limited (“Chisen Glass”), a company which is controlled by a close family member of Mr. Xu Kecheng. As of March 31, 2012 and May 31, 2012, the outstanding balance due to Chisen Glass was US$1,219,000 and US$1,358,000, respectively.

During the fiscal year ended March 31, 2012, the Company borrowed US$Nil from Zhejiang Ai Ge Organism Products Company Limited (“AGO”), a company controlled by Mr. Xu Kecheng, to help the Company settle liquidity shortages. As of March 31, 2012 and May 31, 2012, the outstanding balance due to AGO was US$316,000 and US$316,000, respectively. This oral, unsecured advance is interest-free and repayable on demand.

During the fiscal year ended March 31, 2012, the Company borrowed US$824,000 from Ms. Zhou Fangqin, the spouse of Mr. Xu Kecheng, for the purpose of funding the Company’s business operations. As of March 31, 2012 and May 31, 2012, the outstanding balance due to Ms. Zhou Fangqin was US$824,000 and US$349,000, respectively. This oral, unsecured advance is interest-free and repayable on demand.

On August 23, 2010, CCEC and Mr. Xu Kecheng formed Chisen Electric Jiangsu Co. Ltd. (CEJC) in Jiangsu Province, China. CEJC’s registered capital is RMB150,000,000, of which CCEC holds 98% (RMB147,000,000) and Mr. Xu Kecheng holds 2% (RMB 3,000,000). At the date of this annual report, CCEC has paid in RMB147,000,000 and Mr. Xu Kecheng has paid in RMB3,000,000.

Related Parties as Guarantors

Mr. Xu Kecheng was the guarantor under Contract of Guarantee No. 032 (“Agreement 10.35”) whereby he agreed to guarantee the payment by CCEC of up to RMB90,000,000 (US$14,258,000) to the Bank of China (Changxing Branch) under various credit business contracts by and between CCEC and the Bank of China (Changxing Branch) which could be entered into from July 1, 2008 through May 20, 2012. Agreement 10.35 was replaced by Contract of Guarantee No. 130 (“Agreement 10.41”) on October 25, 2010.

On October 25, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin, the spouse of Mr. Xu Kecheng, became guarantors under Agreement 10.41 whereby they agreed to guarantee the payment by CCEC to the Bank of China Ltd. (Changxing Sub-Branch) for debt incurred by CCEC from October 25, 2010 to October 25, 2011, in a maximum guarantee amount up to RMB250,000,000 (US$38,167,000). Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.41. Agreement 10.41 was replaced by Contract of Guarantee No. CX2012RB006 (“Agreement 10.61”) on January 12, 2012.

On January 11, 2012, Mr. Xu Kecheng and Ms. Zho Fangqin, the spouse of Mr. Xu Kecheng, became guarantors under Agreement 10.61 whereby they agreed to guarantee the payment by CCEC to the Bank of China Ltd. (Changxing Sub-Branch) for debt incurred by CCEC from January 11, 2012 to January 11, 2013, in a maximum guarantee amount up to RMB250,000,000 (US$38,167,000). Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.61.

Mr. Xu Kecheng and Ms. Zhou Fangqin are also the guarantor under Contract of Guarantee No. 3350012010AM00077301 (“Agreement 10.43”) whereby he agreed to guarantee the payment by CCEC of up to RMB69,000,000 (US$10,931,000) to the Bank of Communication (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for one year commencing November 16, 2010. Mr. Xu Kecheng and Ms. Zhou Fangqin did not receive any consideration for entering into Agreement 10.43. Agreement 10.43 was replaced by Contract of Guarantee No. 3350012011AM10031900 (“Agreement 10.62”) on November 29, 2011.

On November 24, 2011, Mr. Xu Kecheng and Ms. Zho Fangqin, the spouse of Mr. Xu Kecheng, became guarantors under Agreement 10.62 whereby they agreed to guarantee the payment by CCEC to the Bank of Communication (Huzhou Branch) for debt incurred by CCEC from November 24, 2011 to November 24, 2012, in a maximum guarantee amount up to RMB69,000,000 (US$10.931,000). Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.62.

On April 19, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 64720012302010012 (“Agreement 10.45”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under RMB Loan Contract No. 64720012302010012. Such debt was settled on April 1, 2011. Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.45.

On October 9, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 647200123020100201 (“Agreement 10.46”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under RMB Loan Contract No. 64720012302010020. Such debt was settled on June 30, 2011. Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.46.

On October 18, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 64720092302010036 (“Agreement 10.47”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under Bank Acceptance Agreement No. 64720092302010036. Such debt was settled on April 18, 2011. Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.47.

On November 10, 2010, Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 647200923020100381 (“Agreement 10.48”) whereby they agreed to guarantee the payment by CCEC to the China Construction Bank Corporation (Changxing Sub-Branch) for debt incurred by CCEC under Bank Acceptance Agreement No.647200923002010038. Such debt was settled on May 10, 2011. Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.48.

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

On February 16, 2012 , Mr. Xu Kecheng and Ms. Zho Fangqin became guarantors under Guarantee Contract No. 2DBSX1781202002102 (“Agreement 10.63”) whereby they agreed to guarantee the payment by CCEC to the Bank of Shanghai (Hangzhou Branch) for debt incurred by CCEC from February 16, 2012 to February 16, 2013, in a maximum guarantee amount up to RMB60,000,000 (US$9,505,000). Mr. Xu Kecheng and Ms. Zho Fangqin did not receive any consideration for entering into Agreement 10.63.

Chisen Glass was the guarantor under a guarantee contract (“Agreement 10.31”) whereby it agreed to guarantee the payment by CCEC of up to RMB76,000,000 (US$12,040,000) to the Agricultural Bank of China (Changxing County Branch) under a series of business contracts by and between CCEC and such bank for a period of two years commencing on February 10, 2010. Agreement 10.31 was replaced by Contract of Guarantee No. 33905201000030826 (“Agreement 10.40”) on August 27, 2010.

Chisen Glass is the guarantor under Agreement 10.40 whereby it agreed to guarantee the payment by CCEC of up to RMB110,000,000 (US$17,426,000) to the Agricultural Bank of China (Changxing County Sub-Branch) under a series of business contracts by and between CCEC and such bank for a period of two years commencing on August 27, 2010. Chisen Glass has joint and several liabilities under Agreement 10.40, and neither Chisen Glass nor Mr. Xu Kecheng’s family member who controls Chisen Glass have received any consideration for entering into Agreement 10.40.

Also, on April 2, 2010, Chisen Glass entered into Guarantee Contract No. 6472009992010011 (“Agreement 10.32”) whereby it agreed to guarantee the payment by CCEC of up to RMB65,000,000 (US$10,298,000) to China Construction Bank Corporation (Changxing Branch) under various loan contracts which may be entered into by and between CCEC and such bank for a period of two years. Chisen Glass has joint and several liabilities under Agreement 10.32, and neither Chisen Glass nor Mr. Xu Kecheng’s family member who controls Chisen Glass have received any consideration for entering into Agreement 10.32.

Chisen Glass is the guarantor under Contract of Guarantee No. ZB5202201100000010 (“Agreement 10.60”) whereby it agreed to guarantee the payment by CCEC of up to RMB40,000,000 ($6,337,000) to Shanghai Pudong Development Bank (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for three years commencing March 31, 2011. The term of Agreement 10.60 is three years. Chisen Glass has joint and several liability under Agreement 10.60 and neither it nor the close family member of Mr. Xu Kecheng who controls Chisen Glass received any consideration for entering into Agreement 10.60.

Chisen Glass is also the guarantor under Contract of Guarantee No. HZ07GB20110054 (“Agreement 10.64”) whereby it agreed to guarantee the payment by CCEC of up to RMB60,000,000 ($9,505,000) to Huaxia Bank (Huzhou Branch) for debt incurred by CCEC from November 14, 2011 to November 14, 2012. Neither it nor the close family member of Mr. Xu Kecheng who controls Chisen Glass received any consideration for entering into Agreement 10.64.

On January 12, 2010, Ruilang Electronic entered into Guarantee Contract No. 64720092502010004 (“Agreement 10.34”) whereby it pledged certain land use rights owned by Ruilang Electronic to secure the obligations of CCEC up to RMB44,000,000 (US$6,972,000) to China Construction Bank (Changxing Branch) under various loan contracts by and between CCEC and such bank, for a period of three years. Neither Ruilang Electric nor Mr. Xu Kecheng’s family member who controls Ruilang Electronic have received any consideration for entering into Agreement 10.34.

  Xinguangyuan is also the guarantor under Contract of Guarantee No. ZB5201200900000013 (“Agreement 10.33”) whereby it agreed to guarantee the payment by CCEC of up to RMB26,000,000 ($4,119,000) to Shanghai Pudong Development Bank (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for three years commencing April 14, 2009. The term of Agreement 10.33 is two years. Xinguangyuan has joint and several liability under Agreement 10.33 and neither it nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.33.

Xinguangyuan is also the guarantor under Contract of Guarantee No. 3350012010AM00077300 (“Agreement 10.42”) whereby it agreed to guarantee the payment by CCEC of up to RMB69,000,000 (US$10,931,000) to the Bank of Communication (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for one year commencing November 16, 2010. On November 16, 2011, such agreement expired. Neither Xinguangyuan nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.42.

Xinguangyuan is also the guarantor under Contract of Guarantee No. 003 (“Agreement 10.51”) whereby it agreed to guarantee the payment by CCEC of up to RMB100,000,000 (US$15,842,000) to the Bank of China (Changxing County Sub-branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for one year commencing January 6, 2011. On January 6, 2012, such agreement expired. Neither Xinguangyuan nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.51.

Xinguangyuan is also the guarantor under Contract of Guarantee No. ZB5202201100000013 (“Agreement 10.59”) whereby it agreed to guarantee the payment by CCEC of up to RMB40,000,000 ($6,337,000) to Shanghai Pudong Development Bank (Huzhou Branch) under a series of credit extension contracts which have been or may be entered into by and between CCEC and such bank for three years commencing March 31, 2011. The term of Agreement 10.59 is three years. Xinguangyuan has joint and several liability under Agreement 10.59 and neither it nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.59.

Xinguangyuan is also the guarantor under Contract of Guarantee No. 3390012011AM00031901 (“Agreement 10.65”) whereby it agreed to guarantee the payment by CCEC of up to RMB69,000,000 ($10,931,000) to Bank of Communication (Huzhou Branch) for debt incurred by CCEC from November 29, 2011 to November 29, 2012. Neither it nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.65.

Xinguangyuan is also the guarantor under Contract of Guarantee No. CX2012RB007 (“Agreement 10.66”) whereby it agreed to guarantee the payment by CCEC of up to RMB100,000,000 ($15,842,000) to Bank of Communication (Huzhou Branch) for debt incurred by CCEC from January 11, 2012 to January 11, 2013. Neither it nor the close family member of Mr. Xu Kecheng who controls Xinguangyuan received any consideration for entering into Agreement 10.66.

In connection with Agreement 10.41, Agreement 10.51, Agreement 10.61, Agreement 10.62, and Agreement 10.65 described above (collectively, the “XXZ Guarantees”), Mr. Xu Kecheng, Zhou Fangqin and Xinguangyuan have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$22,940,000, as of March 31, 2012.

In connection with Agreement 10.32, and Agreement 10.58 described above (collectively, the “XZG Guarantees”), Mr. Xu Kecheng, Ms. Zhou Fangqin and Chisen Glass have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$3,961,000, as of March 31, 2012.

In connection with Agreement 10.40 described above (the “Glass Guarantees”), Chisen Glass has provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$11,089,000, as of March 31, 2012.

In connection with Agreement 10.51 and 10.59 described above (the “Xing Guarantees”), Xinguangyuan has provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$2,945,000, as of March 31, 2012.

In connection with Agreement 10.34 and Agreement 10.58 described above (collectively, the “XZR Guarantees”), Mr. Xu Kecheng, Ms. Zhou Fangqin and Ruilang Electronic have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$1,109,000 as of March 31, 2012.

In connection with Agreement 10.32, Agreement 10.34 and Agreement 10.58 described above (collectively, the “XZRG Guarantees”), Mr. Xu Kecheng, Ms. Zhou Fangqin and Ruilang Electronic have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$7,129,000 as of March 31, 2012.

In connection with Agreement 10.41, Agreement 10.61 and Agreement 10.63 described above (the “XZT Guarantee”), Mr. Xu Kecheng, Ms. Zhou Fangqin and third parties have provided guarantee securing indebtedness of CCEC in an aggregate amount up to US$19,801,000 as of March 31, 2012.

In connection with Agreement 10.60, Agreement 10.61 and Agreement 10.64 described above (the “GT Guarantee”), Chisen Glass and third parties have provided guarantee securing indebtedness of CCEC in an aggregate amount up to US$7,129,000 as of March 31, 2012.

In connection with Agreement 10.59 and Agreement 10.60 described above (the “YG and third Guarantee”), Xinguangyuan, Chisen Glass and third parties have provided guarantee securing indebtedness of CCEC in an aggregate amount up to US$3,485,000 as of March 31, 2012.

In connection with Agreement 10.41 and Agreement 10.59 described above (the “XZY and third Guarantee”), Xinguangyuan, Mr. Xu Kecheng, Ms. Zhou Fangqin and third parties have provided guarantee securing indebtedness of CCEC in an aggregate amount up to US$3,168,000 as of March 31, 2012.

Agreement 10.31, Agreement 10.33, Agreement 10.35, Agreement 10.42, Agreement 10.43, Agreement 10.45, Agreement 10.46, Agreement 10.47, Agreement 10.48, Agreement 10.60, Agreement 10.65 and Agreement 10.66 were not utilized as of March 31, 2012.

In connection with, Agreement 10.32, Agreement 10.34, Agreement 10.40, Agreement 10.41, Agreement 10.51, Agreement 10.58, Agreement 10.59, Agreement 10.61, Agreement 10.62, Agreement 10.63 and Agreement 10.64 described above, Xinguangyuan, Ruilang Electronic, Chisen Glass, Mr. Xu Kecheng, Ms. Zhou Fangqin and third parties have provided guarantees securing indebtedness of CCEC in an aggregate amount up to US$86,961,000 at the date of this report.

An aggregate of US$83,476,000 was paid by CCEC towards the principal amount of the indebtedness secured by the Related Parties Guarantees as of March 31, 2012.  An aggregate of US$7,468,000 was paid by CCEC towards the interest on the loans secured by the Related Parties Guarantees as of March 31, 2012.

As of March 31, 2012, Chisen Glass provided guarantees, in aggregate, amounting to US$6,337,000, US$2,376,000 and US$2,376,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

As of March 31, 2012, Chisen Glass provided guarantees, in aggregate, amounting to US$6,337,000, US$2,376,000 and US$2,376,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

As of March 31, 2012, Ruiling Electronic, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$7,129,000 to secure the bills financing of the Company.

As of March 31, 2012, Mr. Xu Kecheng, Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$7,920,000 and US$11,881,000 to secure the short term bank loans and bills financing of the Company, respectively.

As of March 31, 2012, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$792,000, US$5,545,000 and US$16,603,000 to secure the notes payable, bills financing and short term bank loans of the Company, respectively.

As of March 31, 2012, Chisen Glass and a third party provided guarantees, in aggregate, amounting to US$3,961,000, US$2,376,000 and US$792,000 to secure the short term bank loans, bills financing and notes payable of the Company, respectively.

As of March 31, 2012, Xinguangyuan provided guarantees, in aggregate, amounting to US$1,361,000 and US$1,584,000 to secure the bills financing and short term bank loan of the Company, respectively.

As of March 31, 2012, Xinguangyuan, Chisen Glass and a third party provided guarantees, in aggregate, amounting to US$3,485,000 to secure the bills financing of the Company.

As of March 31, 2012, Mr. Xu Kecheng, Ms. Zhou Fang Qin, Xinguangyuan and a third party provided guarantees, in aggregate, amounting to US$3,168,000 to secure the notes payable of the Company.

As of March 31, 2012, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$3,961,000 to secure the bills financing of the Company.

As of March 31, 2012, Ruiling Electronic, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$1,109,000 to secure the notes payable of the Company.

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

Audit Fees

During the year ended March 31, 2012, the fees for our current principal accountant, Mazars, were US$209,500 for the audit of our consolidated financial statements included in this Annual Report on Form 10-K and reviews of Form 10-Q.

Audit-Related Fees

During the year ended March 31, 2012, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the year ended March 31, 2012, our current principal accountant, Mazars, did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

All Other Fees

During the year ended March 31, 2012, there were no fees billed for products and services provided by the current principal accountant, Mazars, other than those set forth above.

Audit Committee Pre-Approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Board of Directors during the fiscal year ended March 31, 2012, which, at the time of such approval, performed all of the functions of an Audit Committee in light of the subsequent formal creation of the Company’s existing Audit Committee and adoption of the Audit Committee’s Charter in January 2009.

PART IV

ITEM 15.             Exhibits and Financial Statement Schedules

(a)           Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)           Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc. (n/k/a Chisen Electric Corporation)	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Association of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.8	Business Registration Certificate of Changxing Chisen Electric Co., Ltd. (English Translated Version and Chinese Version)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

3.9	Certificate of Change Pursuant to Section 78.209 to Chisen Electric Corporation’s Articles of Incorporation (10-for-1 Stock Split)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 28, 2012

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Included by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008
10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. And Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.17	Compensation Agreement of Corporate Relocation Acquisition, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.18	Investment Agreement, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.19	Supplemental Agreement, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.20	Xuyi Economic Development Zone Project Investment Contract, dated September 6, 2010, by and between Chisen Electric Jiangsu Co., Ltd. and Jiangsu Xuyi Economic Development Zone Administrative Committee	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2010.

10.21	Xuyi Economic Development Zone Project Investment Contract Supplemental Agreement, dated September 6 2010, by and between Chisen Electric Jiangsu Co., Ltd. and Jiangsu Xuyi Economic Development Zone Administrative Committee	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2010.

10.22	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.25	Sales Contract, dated August 31, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anqing Burui Power Supply Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.26	Contract, dated November 24, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anyang City Yubei Gold and Lead Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.27	Parts Acquisition Contract, dated January 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Xinri E-Vehicle Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.29	Contract, dated August 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Tianjin Aima Technology Company Limited (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.30	Supplementary Agreement of Changxing Chisen Electric Co., Ltd. Relocation Project (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.31	Contract of Guaranty of Maximum Amount, dated on our about February 10, 2010, by and between Agricultural Bank of China (Changxing County Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.32	Guarantee Contact, dated on or about April 2, 2010, by and between China Construction Bank Corporation (Changxing Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.33	Contract Guarantee of Maximum Amount, dated on or about April 14, 2009, by and between Shanghai Pudong Development Bank (Huzhou Branch) and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.34	Guarantee Contract, dated on or about January 12, 2010, by and between Changxing Economic Development Zone and Zhejiang Changxing Ruilang Electric Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.35	Contract of Guarantee with a Maximum Amount, dated on or about July 1, 2008, by and between Bank of China (Changxing Branch) and Mr. Xu Kecheng (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.36	Contract of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Xinguangyuan Co., Ltd. (RMB40,000,000) (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.37	Contact of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (RMB60,000,000) (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.38	Guarantee Contract (64720012302010005), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.39	Guarantee Contract (64720012302010004), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.40	Contract of Guarantee of Maximum Amount (33905201000030826), undated, by and between Agricultural Bank of China Changxing County Sub-branch, on the one hand, and Zhejiang Chisen Glass Co., Ltd., on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.41	Contract of Guarantee with a Maximum Amount (BOC 130), dated October 25, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of China Ltd., on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.42	Contract of Guarantee (3350012010AM00077300), dated November 16, 2010, by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and Bank of Communication (Huzhou Branch) (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.43	Contract of Guarantee (3350012010AM00077301), dated November 16, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of Communication (Huzhou Branch) on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.44	Guarantee Contract (6435009992012194), dated September 27, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.45	Guarantee Contract (64720012302010012), dated April 19, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.46	Guarantee Contract (647200123020100201), dated October 9, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.47	Guarantee Contract (64720092302010036), dated October 18, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.48	Guarantee Contract (647200923020100381), dated November 10, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.49	Contract of Guarantee (P2009M17SZJZH0001JF14-0081-1) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-1 , undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.50	Contract of Guarantee (P2009M17SZJZH0001JF14-0081-2) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-2), undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.51	Contract of Guarantee (003), by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and the Bank of China (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.52	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd. dated March 8, 2010 (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.53	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd., dated December 20, 2010 (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.54	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Changxing Ruilang Electronic Company Limited dated October 18, 2010 (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.55	Summary of Oral Loan Agreement with Ai Ge Organism Products Company Limited	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.56	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.57	Electrode Plate Supply Contract, by and between Changxing Chisen Electric Co., Ltd. and Anqing Borui Power Supply Co., Ltd., dated August 2, 2010 (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.58	Guarantee Contract (6472009992011036), dated March 31, 2012, by and between Xu Kecheng, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.59	Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount, dated March 31, 2012, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Chisen Glass Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.60	Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount, dated March 31, 2012, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Changxing Chisen Xingguangyuan Co., Ltd. (English Translated and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.61	Contract of Guarantee with a Maximum Amount, dated January 11, 2012, by and among Xu Kecheng, Zhou Fangqin and Bank of China Ltd. Changxing County Sub-branch (English translated and Chinese versions)	Provided herewith

10.62	Contract of Guarantee, dated November 29, 2011, by and between Xu Kecheng and Bank of Communication Huzhou Branch (English translated and Chinese versions)	Provided herewith

10.63	Maximum Amount Guarantee Contract, dated February 16, 2012, by and amoung Xu Kecheng, Zhou Fangqin and Bank of Shanghai Co., Ltd. Songshan Branch (English translated and Chinese versions)	Provided herewith

10.64	Maximum Amount Guarantee Contract, dated November 14, 2011, by and between Chisen Glass and Zhijiang Branch of Hangzhou City of Hua Xia Bank Co., Ltd. (English translated and Chinese versions)	Provided herewith

10.65	Contract of Guarantee, dated November 29, 2011, by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and Bank of Communication Huzhou Branch (English translated and Chinese versions)	Provided herewith

10.66	Contract of Guarantee with a Maximum Amount, dated January 11, 2012, by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and Bank of China Ltd. Changxing County Sub-branch (English translated and Chinese versions)	Provided herewith

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

16.1	Letter to SEC from Pritchett, Siler & Hardy, P.C.	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.4	China Battery Industry Association Certificate of Ranking (English Translated Version)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

99.5	China News Article entitled “Electric Bicycles are Involved in Government’s Subsidy Program” (English and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

99.6	Subsidize Policy on New Energy Vehicle (English and Chinese Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

101.INS	XBRL Instance Document	Provided herewith

101.CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101.DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101.LAB	XBRL Taxonomy Extension Label Link base Document	Provided herewith

101.PRE	XBRL Taxonomy Extension Presentation Link base Document	Provided herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CHISEN ELECTRIC CORPORATION
Date: July 2, 2012

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

Signatures	Title	Date

/s/ Xu Kecheng	Chairman of the Board, Chief Executive Officer,
Name: Xu Kecheng	President, Principal Executive Officer	July 2, 2012

/s/ Liu Chuanjie	Chief Financial Officer, Principal Accounting and
Name: Liu Chuanjie	Financial Officer, Treasurer and Director	July 2, 2012

/s/ Lou Shourong
Name: Lou Shourong	Vice-President and Director	July 2, 2012

/s/ Dong Quanfeng
Name: Dong Quanfeng	Director	July 2, 2012

/s/ Yun Hon Man
Name: Yun Hon Man	Director	July 2, 2012

/s/ Jiang Yanfu
Name: Jiang Yanfu	Director	July 2, 2012

/s/ Gong Xiaoyan
Name: Gong Xiaoyan	Director	July 2, 2012

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the years ended March 31, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm	F-1 – F-2

Consolidated Statements of Operations and Other Comprehensive Income	F-3 – F-4

Consolidated Balance Sheets	F-5 – F-6

Consolidated Statements of Changes in Stockholders’ Equity	F-7

Consolidated Statements of Cash Flows	F-8 – F-9

Notes to and Forming Part of Consolidated Financial Statements	F-10 – F-32

F-i

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Chisen Electric Corporation

We have audited the accompanying consolidated balance sheets of Chisen Electric Corporation (“Chisen Electric”) and its subsidiaries (collectively referred to as the (“Company”)) as of March 31, 2012 and 2011, and the related consolidated statement of operations and other comprehensive income, changes in stockholders’ equity and cash flows for each of the year then ended. We also have audited the Company’s internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by COSO.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a negative working capital as of March 31, 2012 and incurred loss for the year then ended, which raised substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mazars CPA Limited

Certified Public Accountants

Hong Kong

Date: July 2, 2012

Chisen Electric Corporation

Consolidated Statements of Operations and
Other Comprehensive Income
For the years ended March 31, 2012 and 2011

		Years ended March 31
		2012	2011
	Note	US$’000	US$’000

Operating revenues:
Net sales to third parties		119,563	243,814

Cost of sales		(101,716)	(214,456)

Gross income		17,847	29,358

Operating expenses:
Sales, marketing and distribution		(11,629)	(10,882)
General and administrative		(9,295)	(4,138)

Operating (loss) income		(3,077)	14,338

Other income, net		860	1,782
Impairment loss on property, plant and equipment	19	(2,857)	-
Loss on disposal of scrap inventories	20	(13,896)	(2,328)
Interest income		1,766	483
Interest expense		(8,812)	(3,359)

(Loss) Income before income taxes		(26,016)	10,916

Income taxes expense	4	(1,047)	(2,447)

(Loss) Income before extraordinary item		(27,063)	8,469

Extraordinary gain (less applicable income taxes of US$0)	18	13,117	2,605
Extraordinary loss (less applicable income taxes of US$0)	18	(1,848)	-

Net (loss) income including non-controlling interest		(15,794)	11,074

Less: Net loss (income) attributable to non-controlling interest		52	(8)

Net (loss) income attributable to CIEC common stockholders		(15,742)	11,066

Amounts attributable to CIEC common stockholders

(Loss) Income before extraordinary item		(27,011)	8,461

Extraordinary gain (less applicable income taxes of US$0)	18	13,117	2,605
Extraordinary loss (less applicable income taxes of US$0)	18	(1,848)	-

Net (loss) income attributable to CIEC common stockholders		(15,742)	11,066

Other comprehensive income
Foreign currency translation adjustment		1,465	1,437

Comprehensive (loss) income		(14,277)	12,503

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Operations and
Other Comprehensive Income
For the years ended March 31, 2012 and 2011

	Years ended March 31
	2012	2011
	US$’000	US$’000

	Shares	Shares
(Losses) Earnings per share
Weight average number of common stock outstanding
- basic and diluted	500,000,000	500,000,000

	US$	US$ (Restated)

Net (loss) income per share of common stock outstanding before extraordinary item
- basic and diluted	(0.05)	0.02

Net (loss) income per share of common stock outstanding after extraordinary item
- basic and diluted	(0.03)	0.02

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2012 and 2011

		As of March 31,	As of March 31,
		2012	2011
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		13,804	7,630
Restricted bank balances	5	90,628	44,289
Other financial assets	6	662	4,662
Trading securities		79	-
Trade receivables, net		12,705	65,233
Deposit paid for land auctions	7	31,262	-
Other receivables		15,804	4,618
Prepayments		3,150	6,564
Due from a related party	15(b)	5	8
Inventories	8	22,414	25,173
Income taxes receivable		17	-
Assets classified as held for sale		-	2,582

Total current assets		190,530	160,759

Available-for-sale financial assets	9	2,980	2,761
Long-term land lease prepayments, net	11	5,061	4,249
Property, plant and equipment, net	10	46,121	16,633
Deposit for acquisition of land and property, plant and equipment		12,144	3,838

Total assets		256,836	188,240

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Balance Sheets
As of March 31, 2012 and 2011

		As of March 31,	As of March 31
		2012	2011
	Note	US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables		18,792	15,765
Notes payable	12	17,918	48,640
Accrued expenses and other accrued liabilities		20,124	11,065
Due to related parties	15(b)	3,749	4,126
Income taxes payable		-	955
Short-term bank borrowings	13	168,837	65,159
Government subsidies	14	47	-
Liabilities directly associated with assets classified as held for sale		-	1,109

Total current liabilities		229,467	146,819

Government subsidies		-	95
Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		460	555

Total liabilities		229,927	147,374

Commitments and contingencies	17	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each: 10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each: 1,000,000,000 shares authorized, 500,000,000 shares shares issued and outstanding as of March 31, 2012 and 50,000,000 shares issued and outstanding as of March 31, 2012		500	50
Capital reserves		144	144
Statutory reserves		4,003	3,704
Accumulated other comprehensive income		3,956	2,491
Retained earnings		17,890	34,381

Total CIEC stockholders’ equity		26,493	40,770

Non-controlling interests		416	96

Total stockholders’ equity		26,909	40,866

Total liabilities and stockholders’ equity		256,836	188,240

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Changes in Stockholders' Equity
For the years ended March 31, 2012 and 2011

	Common stock issued				Accumulated
	Number of shares	Amount	Capital reserves	Statutory reserves	other comprehensive income	Retained earnings	Total CIEC stockholders’ equity	Non- controlling interests	Total stockholders’ equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2010	50,000,000	50	144	2,239	1,054	24,780	28,267	-	28,267
Net income	-	-	-	-	-	11,066	11,066	8	11,074
Transfer to statutory reserves	-	-	-	1,465	-	(1,465)	-	-	-
Foreign currency translation adjustment	-	-	-	-	1,437	-	1,437	-	1,437
Capital contributed by non-controlling interests	-	-	-	-	-	-	-	88	88

Balance as of March 31, 2011	50,000,000	50	144	3,704	2,491	34,381	40,770	96	40,866

Balance as of April 1, 2011	50,000,000	50	144	3,704	2,491	34,381	40,770	96	40,866
Net loss	-	-	-	-	-	(15,742)	(15,742)	(52)	(15,794)
Forward stock split (note)	450,000,000	450	-	-	-	(450)	-	-	-
Transfer to statutory reserves	-	-	-	299	-	(299)	-	-	-
Foreign currency translation adjustment	-	-	-	-	1,465	-	1,465	-	1,465
Capital contributed by non-controlling interests	-	-	-	-	-	-	-	372	372

Balance as of March 31, 2012	500,000,000	500	144	4,003	3,956	17,890	26,493	416	26,909

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

Chisen Electric Corporation

Consolidated Statements of Cash Flows
For the years ended March 31, 2012 and 2011

	Years ended March 31,
	2012	2011
	US$’000	US$’000
Cash flows from operating activities
Net (loss) income including non-controlling interests	(15,794)	11,074
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,994	1,093
Impairment losses on property, plant and equipment	4,705	-
Net gain on disposal of land use rights and buildings	(13,117)	-
Loss on disposal of property, plant and equipment	37	151
Compensation for loss of equipment	-	(851)
Amortization of long-term land lease prepayments	98	10
Provision for inventories	-	188
Exchange differences	61	306
Provision for warranty costs	895	948
Government grant recognized	(51)	(48)
Changes in assets and liabilities:
Other financial assets	4,127	3,078
Trade receivables, net	54,345	(12,745)
Other receivables	(9,019)	(2,678)
Prepayments	3,341	(1,430)
Due from a related party	4,629	(1)
Inventories	3,665	5,897
Trade payables	2,405	236
Notes payable	(32,176)	11,694
Accrued expenses and other accrued liabilities	7,652	2,346
Due to related parties	(5,967)	1,491
Income taxes payable	(997)	807

Net cash provided by operating activities	10,833	21,566

Cash flows from investing activities
Purchase of property, plant and equipment	(35,269)	(6,723)
Proceeds on disposal of property, plant and equipment	-	41
Addition of long-term land lease prepayments	(741)	(4,095)
Compensation received for loss of plant and machinery and leasehold improvement	13,016	1,036
Investment in restricted bank balances, net	(44,149)	(22,000)
Deposit paid for land auctions	(30,898)	-
Deposit paid for acquisition of land and property, plant and equipment	(8,066)	(3,838)
Acquisition of available-for-sale financial assets	-	(1,844)
Acquisition of trading securities	(78)	-

Net cash used in investing activities	(106,185)	(37,423)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Consolidated Statements of Cash Flows
For the years ended March 31, 2012 and 2011

	Years ended March 31,
	2012	2011
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	70,349	47,175
Repayment of short-term bank loans	(55,553)	(55,602)
Proceeds from bills financing	137,461	29,389
Repayment of bills financing	(52,216)	(3,817)
Due to a related party	814	-
Non-controlling interests	428	88

Net cash provided by financing activities	101,283	17,233

Net increase in cash and cash equivalents	5,931	1,376

Cash and cash equivalents, beginning of year	7,630	6,019

Effect on exchange rate changes	243	235

Cash and cash equivalents, end of year	13,804	7,630

Supplemental disclosure of cash flow information
Interest received	1,347	483
Interest paid	6,956	3,057
Tax paid	2,044	1,643

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2012 and 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Chisen Electric Corporation (“Chisen Electric”), formerly known as World Trophy Outfitters, Inc., was formed as a Nevada corporation on January 13, 2005. Its common stocks are currently trading on the Over-The-Counter Quote Board under the symbol “CIEC”.

Chisen Electric is an investment holding company with no operations. The principal activities of its subsidiaries (together with Chisen Electric, collectively referred as “the Company”) are the manufacture and sales of sealed lead-acid battery products and relevant components, and investment holding.

As of May 27, 2011, Chisen Electric has fully disposed of its interest in Chisen Technology Holdings Corporation (Chisen Technology”) for a cash consideration of US$10. Chisen Technology has no operation since the date of incorporation. The fair value of Chisen Technology at the date of disposal was net liabilities of US$496. The disposal of Chisen Technology has no significant impact on the value of the Company’s assets, operating cash flows as well as earnings per share.

Details of Chisen Electric’s subsidiaries as of March 31, 2012 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Zhejiang Chisen Electric Co., Limited * (“Zhejiang Chisen”) (Formerly known as Changxing Chisen Electric Co., Limited)	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead-acid battery products and relevant components

Chisen Electric Jiangsu Co., Limited * (“Chisen Jiangsu”)	Jiangsu, PRC August 23, 2010	98%	Manufacture and sales of sealed lead-acid battery products and relevant components

*	These are direct translation of the name in Chinese for identification purpose only and are not the official name in English.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Preparation of financial statements

The Company had negative working capital of US$38,937,000 as of March 31, 2012 and incurred loss of US$15,742,000 for the year ended March 31, 2012. These conditions raised substantial doubt about the Company’s ability to continue as going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and the financial support from a controlling stockholder of Chisen Electric. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The controlling stockholder had undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern. Having taken into consideration the undertaking provided by the controlling stockholder, management believes that the Company will be able to settle its liabilities when they become due. However, there can be no assurance that the financing from the controlling stockholder will be continued.

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

Segmental information

During the years ended March 31, 2012 and 2011, all revenue of the Company represented income from sales of sealed lead-acid batteries and related components, and therefore no financial information by business segment is presented. Furthermore, as all revenue is derived from the PRC, no geographical segment information is presented.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development costs

All costs of research and development activities are generally expensed as incurred. Research and development costs were US$2,104,000 and US$1,065,000 for the years ended March 31, 2012 and 2011, respectively.

Advertising and promotion costs

Advertising and promotion costs are expensed as sales, marketing and distribution costs as incurred. Advertising costs were US$908,000 and US$636,000 for the years ended March 31, 2012 and 2011, respectively.

Shipping and handling costs

Shipping and handling costs are expensed as sales, marketing and distribution costs as incurred. Shipping costs were US$3,749,000 and US$5,472,000 for the years ended March 31, 2012 and 2011, respectively.

Retirement plan costs

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$2,541,000 and US$808,000 for the years ended March 31, 2012 and 2011, respectively.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
For the years ended March 31, 2012 and 2011

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

Trading securities

The Company’s trading securities consist of listed investment funds which are measured at fair values using quoted prices in active markets, with any resultant gain and loss recognized in net other income in the consolidated statements of operations and other comprehensive income.

Inventories

Inventories are stated at the lower of cost or market. Management compares the cost of inventories with the market value, and allowance is made for writing down the inventories to market value.

Trade receivables and allowance for doubtful accounts

The allowance for the risk of non-collection of trade receivables takes into account credit-risk concentration. Collective debt risk is assessed based on average historical losses and specific circumstances such as serious adverse economic conditions. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivables. Trade receivables are presented net of an allowance for doubtful accounts of US$6,000 and US$6,000 as of March 31, 2012 and 2011, respectively.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements
For the years ended March 31, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation

Items included in the financial statements of the Company’s major subsidiaries operating in the PRC are measured using Renminbi (“RMB”), the currency of the primary economic environment in which the entity operates (“functional currency”). The consolidated financial statements are presented in United States Dollars (“US$”), which is the Company’s presentation currency.

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

Fair value measurements

ASC 820 establishes a three-tier fair value hierarchy to prioritize the inputs used in measuring fair value. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels are defined as follows:

Level 1:	Observable inputs, such as unadjusted quoted market prices in active markets for the identical asset or liabilities.

Level 2:	Inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Unobservable inputs reflecting the entity’s own assumptions in measuring the asset or liability at fair value.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements (Continued)

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

The Company’s trading securities are measured at fair value on recurring basis. The trading securities are listed on a stock exchange in the PRC with quoted price in active market (Level 1 inputs).

Warranty

Estimated warranty costs are recognized at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs, which are reviewed periodically in light of actual experience. The carrying amounts of estimated warranty costs were included in accrued expenses and other accrued liabilities as of March 31, 2012 and 2011. The reconciliation of the changes in the warranty obligation is as follows:

	Years ended March 31,
	2012	2011
	US$’000	US$’000

Balance as of April 1,	301	226
Exchange realignment	22	12
Accrual for warranties issued during the year	3,093	948
Settlement made during the year	(2,198)	(885)

Balance as of March 31,	1,218	301

Government subsidies

Government subsidies are recognized as income over the periods necessary to match them with the related costs. Subsidies related to expense items are recognized in the same period as those expenses are charged in the consolidated statements of operations and other comprehensive income and are reported as other income.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as expenses on the straight-line basis over the lease term.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

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

(Losses) Earnings per share

Basic (losses) earnings per share are computed by dividing (loss) income available to common stockholders by the weighted-average number of common stocks outstanding during the year. Diluted (losses) earnings per share are computed similar to basic (losses) earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the potential common shares were dilutive. Since there were no potentially dilutive securities for the years ended March 31, 2012 and 2011, basic and diluted (losses) earnings per share are the same for both years. As a result of a forward stock split in November 2011, the calculation of basic and diluted (losses) earnings per common stock for all years presented are adjusted retrospectively.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public companies during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's consolidated results of operation and financial condition.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, the reporting entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's consolidated results of operation and financial condition.

In September 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing goodwill for impairment”. This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual periods beginning after December 15, 2011. The Company believes that the adoption of ASU 2011-08 will not have any impact on the Company's consolidated results of operation and financial condition.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

3.	OPERATING RISKS

(a)	Concentration of major customers and suppliers
	Years ended March 31,
	2012	2011
Major customers with revenues of more than 10% of the Company’s sales
Sales to major customers	US$28,293,000	US$146,209,000
Percentage of sales	25%	60%
Number	2	4

Major suppliers with purchases of more than 10% of the Company’s purchases
Purchases from major suppliers	US$53,867,000	US$108,281,000
Percentage of purchases	27%	57%
Number	1	3

Trade receivables related to the Company’s major customers comprised 80% and 94% of all account receivables as of March 31, 2012 and 2011, respectively.

Trade payables related to the Company’s major suppliers comprised 0% and 36% of all account payables as of March 31, 2012 and 2011, respectively.

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

3.	OPERATING RISKS (CONTINUED)

(b)	Country risks

The Company’s major subsidiary has operation conducted in the PRC. Accordingly, its business, financial condition and result of operation maybe influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy.

The operation in the PRC is subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange and remittance restrictions. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, inter alia. The management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

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

For the years ended March 31, 2012 and 2011

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 10% withholding tax. No deferred tax expenses on undistributed profits were charged to the statement of operations for the year ended March 31, 2012 and 2011 as the management considered that the undistributed profits were expected to be retained in the PRC subsidiaries and not to be remitted out of the PRC.

(a)	Income tax expenses are comprised of the following:

	Years ended March 31,
	2012	2011
	US$’000	US$’000

Current taxes arising in the PRC:
Corporate income tax	1,047	1,501
Withholding tax on dividends declared by the PRC foreign investment enterprise	-	946

	1,047	2,447

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

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

4.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses are comprised of the following (Continued):

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of March 31, 2012 and 2011, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of March 31, 2012 and 2011, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the years ended March 31, 2012 and 2011, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2011: 25%) is as follows:

	Years ended March 31,
	2012	2011
	US$’000	US$’000

Expected income tax expenses	(6,504)	2,729
Effect on tax incentives / holiday	2,162	(1,281)
Withholding tax	-	946
Unrecognized tax losses and temporary differences	4,939	-
Non-taxable income	-	(118)
Under provided in prior year	92	-
Others	358	171

Income tax expenses	1,047	2,447

(c)	Components of deferred tax liabilities were as follows:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000

Withholding tax on undistributed earnings of a PRC subsidiary	460	460

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

4.	INCOME TAXES (CONTINUED)

(d)	Components of deferred tax assets were as follows:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000

Depreciation and impairment	1,036	-
Provisions and accruals	623	-
Tax losses carried forward	3,280	-

	4,939	-
Valuation allowance	(4,939)	-

Net deferred tax assets	-	-

As it is not probable that taxable profits will be available against which the deductible temporary differences and the used tax losses of Zhejiang Chisen can be utilized, deferred tax assets have not been recognized.

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity of 9 months or less from the date of deposit to secure banking facilities granted by various financial instruments as follows:

		As of March 31,
		2012	2011
	Note	US$’000	US$’000

Notes payable	12	21,562	30,167
Bills financing	13	69,066	14,122

		90,628	44,289

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of trade receivable balances. As of March 31, 2012 and 2011, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

7.	DEPOSIT PAID FOR LAND AUCTIONS

As of March 31, 2012, the Company paid US$31,262,000 deposits to the government of Jiangsu Province, the PRC to tender for the auctions of two pieces of land in subsequent period as further detailed in Note 21 below. All deposits are to be refunded if the Company fails to obtain the land.

8.	INVENTORIES

Inventories consisted of the following:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000

Raw materials	4,132	3,669
Work-in-progress and semi-finished goods	14,371	7,473
Finished goods	3,911	14,031

	22,414	25,173

9.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of March 31, 2012 and 2011 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

10.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000

Buildings	13,714	3,001
Leasehold improvements	1,532	1,016
Plant and machinery	24,807	4,638
Motor vehicles	1,547	1,398
Furniture, fixtures and office equipment	4,281	1,743
Construction in progress	9,196	6,939

	55,077	18,735

Accumulated depreciation and impairment loss	(8,956)	(2,102)

	46,121	16,633

Depreciation expenses were approximately US$1,994,000 and US$1,093,000 for the years ended March 31, 2012 and 2011, respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

10.	PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

In December 2011, the Company was advised by the local authority in Changxing that the original production technique, external battery formation, can no longer be used after October 31, 2012. Some of the Company’s machinery and equipment cannot be used under the tightened policy. Management revised the estimated remaining useful life of those machinery and equipment to 10 months. This change of accounting estimate increased cost of sales and net losses by US$558,000 and increased the losses per share by US$0.001 for the year ended March 31, 2012.

11.	LONG-TERM LAND LEASE PREPAYMENTS, NET
	As of March 31,
	2012	2011
	US$’000	US$’000

Prepaid land use rights	5,163	4,252
Accumulated amortization	(102)	(3)

	5,061	4,249

Lease prepayment as of March 31, 2012 and 2011 represented the land use rights for lands located in the PRC, which are amortized over the leasehold periods.

Amortization expense for the years ended March 31, 2012 and 2011 were US$98,000 and US$10,000 respectively. The estimated aggregate amortization expense for each of the five succeeding years is US$98,000.

12.	NOTES PAYABLE

Notes payable were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purchase of raw materials for production exclusively. The Company has to repay the notes within nine months from date of issuance and service fees would be charged by banks for the issuance of the notes. The notes payable were collateralized by restricted bank balances and a long-term land lease prepayment with carrying amount of US$760,000 as of March 31, 2012 (as of March 31, 2011: the notes payable were collateralized by restricted bank balances).

In addition, various parties have issued guarantee against these notes payable as follows:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 15(d))	4,277	17,557
Corporate guarantees issued by third parties	1,584	3,435
Corporate guarantees jointly issued by related parties and third parties (Note 15(d))	3,960	-

As of March 31, 2012 and 2011, the Group had unutilized banking facilities of approximately US$17,991,000 and US$4,809,000 to meet the liquidity needs.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

13.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of March 31,	As of March 31,
	Note	2012	2011
		US$’000	US$’000

Short-term bank loans	(i)	52,090	35,770
Bills financing	(ii)	116,747	29,389

		168,837	65,159

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by assets of the Company with carrying values as follows:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000

Long term land lease prepayments and buildings	4,142	-
Trade receivables	11,090	5,038

	15,232	5,038

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 15(d))	24,524	25,389
Corporate guarantees issued by third parties	1,426	5,343
Corporate and personal guarantees issued jointly by related parties and a third party (Note 15(d))	11,881	-

The weighted average annual interest rates of the short-term bank loans were 6.01% and 5.05% as of March 31, 2012 and 2011 respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

13.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(ii)	Bills financing

Bill financing represents amounts due to various banks which are repayable within nine months from the date of issue. As of March 31, 2012 and 2011, the bills are secured by certain restricted bank balances of the Company with carrying value of US$69,066,000 and US$14,122,000 and guaranteed by certain related parties and third parties jointly to the extent of US$59,414,000 and US$8,238,000, respectively.

The weighted average annual interest rates of the bills financing were 4.29% and 3.31% as of March 31, 2012 and 2011, respectively.

14.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidizing its acquisition of property, plant and equipment, of which approximately US$51,000 and US$48,000 were credited to the statement of operations for the years ended March 31, 2012 and 2011 respectively.

15.	RELATED PARTY TRANSACTIONS

(a) Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric
Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng
Mr. Xu Keyong	A close family member of Mr. Xu Kecheng
Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng
Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng
Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng
Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng
Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”) *	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translation of the name in Chinese for identification purpose only and are not the official names in English.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

15.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Summary of balances with related parties:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000
Due from a related party:
Ms. Zhou Fang Qin	5	8

Due to related parties:
Ms. Zhou Fang Qin	824	-
Mr. Xu Keyong	2	2
Chisen Glass	1,219	1,201
Ruilang Electronic	1,387	2,616
Ai Ge Organism	316	304
Xinguangyuan	1	-
Nuo Wan Te Ke	-	3

	3,749	4,126

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

(c)	Summary of related party transactions:

		Years ended March 31,
Name of related party	Nature of transactions	2012	2011
		US$’000	US$’000
Ruilang Electronic	Purchase of raw materials	4,058	8,425
Chisen Glass	Purchase of raw materials	2,123	3,153

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

15.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements:

˙	As of March 31, 2012, Chisen Glass provided guarantees, in aggregate, amounting to US$6,337,000, US$2,376,000 and US$2,376,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

˙	As of March 31, 2012, Ruiling Electronic, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$7,129,000 to secure the bills financing of the Company.

˙	As of March 31, 2012, Mr. Xu Kecheng, Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$7,920,000 and US$11,881,000 to secure the short term bank loans and bills financing of the Company, respectively.

˙	As of March 31, 2012, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$792,000, US$5,545,000 and US$16,603,000 to secure the notes payable, bills financing and short term bank loans of the Company, respectively.

˙	As of March 31, 2012, Chisen Glass and a third party provided guarantees, in aggregate, amounting to US$3,961,000, US$2,376,000 and US$792,000 to secure the short term bank loans, bills financing and notes payable of the Company, respectively.

˙	As of March 31, 2012, Xinguangyuan provided guarantees, in aggregate, amounting to US$1,361,000 and US$1,584,000 to secure the bills financing and short term bank loan of the Company, respectively.

˙	As of March 31, 2012, Xinguangyuan, Chisen Glass and a third party provided guarantees, in aggregate, amounting to US$3,485,000 to secure the bills financing of the Company.

˙	As of March 31, 2012, Mr. Xu Kecheng, Ms. Zhou Fang Qin, Xinguangyuan and a third party provided guarantees, in aggregate, amounting to US$3,168,000 to secure the notes payable of the Company.

˙	As of March 31, 2012, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$3,961,000 to secure the bills financing of the Company.

˙	As of March 31, 2012, Ruiling Electronic, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$1,109,000 to secure the notes payable of the Company.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

16.	DISTRIBUTION OF INCOME

Zhejiang Chisen and Chisen Jiangsu are required by the relevant laws and regulation to transfer at least 10% of their after-tax profit determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve until such reserve balance reaches 50% of their registered capital.

The Company transferred US$299,000 and US$1,465,000 out of the after-tax income to the statutory reserve for the years ended March 31, 2012 and 2011, respectively.

The statutory surplus reserve can only be utilized to offset prior years’ losses or for capitalization as paid-in capital. No distribution of the remaining reserves shall be made other than upon liquidation of Zhejiang Chisen and Chisen Jiangsu.

17.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of March 31, 2012 and 2011:

	As of March 31,	As of March 31,
	2012	2011
	US$’000	US$’000

Within one year	451	655
One to two years	329	688
Two to three years	99	508
Three to four years	-	120

Total	879	1,971

(b)	Capital commitments

As of March 31, 2012 and 2011, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$122,845,000 and US$150,448,000 respectively.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

18.	EXTRAORDINARY ITEMS

(a)	Extraordinary gain

During the year ended March 31, 2012, Zhejiang Chisen had completed the relocation of production plant in Jingyi Road. Pursuant to the Compensation Agreement on Relocation and Acquisition entered into between Zhejiang Chisen and Administrative Committee of Changxing Economic Development Zone (“ACC”), ACC shall pay Zhejiang Chisen a compensation in the amount of RMB98,514,000 (US$15,354,000) for the loss on long-term land lease prepayment and buildings in Jingyi Road. In May 2011, the Company wrote off the long-term land lease prepayment and buildings with net book value of approximately RMB14,354,000 (US$2,237,000) and therefore net compensation income of RMB84,160,000 (US$13,117,000) was recognized as an extraordinary gain during the year. As of March 31, 2012, the compensation of US$1,692,000 has not been received and was recorded as other receivable in current assets in the consolidated balance sheet.

(b)	Extraordinary loss

In May 2011, and without advance notice to the Company, the PRC Central Government tightened its environment protection policy which applies to all lead-acid battery manufacturers. Pursuant to the newly tightened policy, a 500 meters quarantined isolated area must be maintained between production facilities, including assembly facilities, and residential areas.

The Company’s Jing’er Road plant was mainly utilized for assembly activities and it cannot comply with the tightened policy. Management had gradually scaled down the operation of Jing’er Road plant and the Company had completed the relocation of certain production facilities to the plant in Xuyi County, Jiangsu Province during the year ended March 31, 2012. After evaluating the plant and machinery at Jing’er Road plant, some of them cannot fit into the plant in Jiangsu Xuyi. The Company decided to impair the value of plant and machinery as well as leasehold improvement of Jing’er Road plant down to its recoverable amount. The impairment loss was recorded as follows:

	Years ended March 31,
	2012	2011
	US$’000	US$’000

Leasehold improvement	921	-
Plant and machinery	927	-

	1,848	-

The management considered that this government behavior is very unusual and rare to happen, and thus the relevant impairment loss of plant and machinery was classified as an extraordinary item.

Chisen Electric Corporation

Notes to and Forming Part of Consolidated Financial Statements

For the years ended March 31, 2012 and 2011

19.	IMPAIRMENT ON PROPERTY, PLANT AND EQUIPMENT

During the year ended March 31, 2012, the Company acquired certain machineries in order to manufacture lead plate under the external formation technique for commercial purpose in Jiangsu Province, PRC. However, on March 1, 2012, the PRC government released a consultation paper concerning about the further governance and restrictions on lead acid batteries industry. In accordance with the consultation paper, any new projects of manufacturing lead plates for commercial purpose in the PRC will no longer be approved.

After reviewing the consultation paper, management believes it is highly likely that the proposed policies of not granting approval to any new projects of manufacturing lead plates for commercial purpose would be implemented and enforced by the PRC government in the near future.

The management reviewed the recently acquired machineries immediately and identified items which could be directly integrated into the existing production lines of lead acid batteries production operating under internal formation technique in Xuyi Jiangsu. For items which could not be integrated directly, after the costs and benefits analysis of modification, the management decided to dispose of them in the near future. As of March 31, 2012, a full impairment of US$2,857,000 was made on these machineries as the management estimated that the scrap values of these assets are minimal.

On May 31, 2012, the PRC government released new policy to govern the lead acid batteries industry with effect from July 1, 2012, which confirmed the estimation of the management in relation to the final implementation of the tightened policies as initiated in the consultation paper.

20.	LOSS ON DISPOSAL OF SCRAP INVENTORIES

During the year ended March 31, 2012, the Company was advised by the local authority of Changxing County that the current production technique, external battery formation, in one of the Company’s plant in Changxing County can no longer be used after October 31, 2012. The plant is the only facility of the Company for repairing the return batteries which were produced under external battery formation. After analyzed the future return rate of the batteries and the Company’s current inventory level, management considered that the production capacity at Jing’er Road plant was not enough to repair all future returned batteries and existing inventories. Management decided to dispose of the obsolete inventories as scrap.

As a result, the Company recorded a loss on disposal of scrap inventories amounting to US$13,896,000 for the year ended March 31, 2012.

21.	SUBSEQUENT EVENT

On April 26, 2012 and June 20, 2012, the Company had successfully obtained the land use rights of two pieces of land in Xuyi Country, Jiangsu province, PRC respectively. Total size of lands was 83,658 m2 with total price amounted to approximately US$31,262,000.

In order to enhance the cash flow management, the Company decided to sell these lands in the next twelve months. The lands will be classified as assets held for sales and measured at lower of its carrying amount and fair value less costs to sell.

