Form 10-Q
period 2012-06-30
Chisen Electric Corp
filed 2012-08-14
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 10, 2012, the registrant had 500,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Financial Statements of

Chisen Electric Corporation

For the three months ended June 30, 2012

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the three months ended June 30, 2012

Page

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income	5 – 6

Unaudited Condensed Consolidated Balance Sheets	7 – 8

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	9

Unaudited Condensed Consolidated Statements of Cash Flows	10 – 11

Notes to Unaudited Condensed Consolidated Financial Statements	12 – 26

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income
For the three months ended June 30, 2012 and 2011

		Three months ended June 30,
		2012	2011
	Note	US$’000	US$’000

Operating revenues:
Net sales to third parties		20,421	35,399

Cost of sales		(18,846)	(33,464)

Gross profit		1,575	1,935

Operating expenses:
Sales, marketing and distribution		(5,767)	(2,520)
General and administrative		(2,429)	(1,705)

Operating loss		(6,621)	(2,290)

Other expense, net		(975)	(12)
Interest income		567	303
Interest expense		(3,458)	(1,282)

Loss before income taxes		(10,487)	(3,281)

Income taxes benefit	4	-	449

Loss before extraordinary items		(10,487)	(2,832)

Extraordinary gain (less applicable income taxes of US$0)		-	12,963
Extraordinary loss (less applicable income taxes of US$0)		-	(1,827)

Net (loss) income including non-controlling interests		(10,487)	8,304

Less: Net loss attributable to non-controlling interests		79	-

Net (loss) income attributable to CIEC common stockholders		(10,408)	8,304

Amounts attributable to CIEC common stockholders

Loss before extraordinary items		(10,408)	(2,832)

Extraordinary gain (less applicable income taxes of US$0)		-	12,963
Extraordinary loss (less applicable income taxes of US$0)		-	(1,827)

Net (loss) income attributable to CIEC common stockholders		(10,408)	8,304

Other comprehensive income
Foreign currency translation adjustment		9	493

Comprehensive (loss) income		(10,399)	8,797

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the three months ended June 30, 2012 and 2011

		Three months ended June 30,
		2012	2011
	Note	US$’000	US$’000
		Shares	Shares
(Losses) Earnings per share	3
Weight average number of common stock outstanding
- basic and diluted		500,000,000	500,000,000

	US$	US$

Net loss per share of common stock outstanding before extraordinary items
- basic and diluted	(0.02)	(0.01)
Net (loss) income per share of common stock outstanding after extraordinary items
- basic and diluted	(0.02)	0.02

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2012 and March 31, 2012

		As of June 30,	As of March 31,
		2012	2012
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		13,777	13,804
Restricted bank balances	5	77,321	90,628
Other financial assets	6	6,872	662
Trading securities		79	79
Trade receivables, net		15,561	12,705
Deposit paid for land auctions	7	12,413	31,262
Other receivables		14,094	15,804
Prepayments		1,466	3,150
Due from a related party	16(b)	1,378	5
Inventories	9	20,969	22,414
Income taxes receivable		17	17
Assets classified as held for sale	8	32,206	-

Total current assets		196,153	190,530

Available-for-sale financial assets	10	2,980	2,980
Long-term land lease prepayments, net	12	5,037	5,061
Property, plant and equipment, net	11	50,203	46,121
Deposit for acquisition of land and property, plant and equipment		9,554	12,144

Total assets		263,927	256,836

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2012 and March 31, 2012

			As of June 30,	As of March 31
			2012	2012
	Note		US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables			18,087	18,792
Notes payable	13		7,924	17,918
Accrued expenses and other accrued liabilities			27,490	20,124
Due to related parties	16	(b)	4,722	3,749
Short-term bank borrowings	14		188,779	168,837
Government subsidies	15		34	47

Total current liabilities			247,036	229,467

Deferred tax liabilities	4	(c)	460	460

Total non-current liabilities			460	460

Total liabilities			247,496	229,927

Commitments and contingencies	17		-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each:
10,000,000 shares authorized and no shares issued and outstanding			-	-
Common stock, US$0.001 par value each:
1,000,000,000 shares authorized			-	-
500,000,000 shares issued and outstanding			500	500
Capital reserves			144	144
Statutory reserves			4,003	4,003
Accumulated other comprehensive income			3,965	3,956
Retained earnings			7,482	17,890

Total CIEC stockholders’ equity			16,094	26,493

Non-controlling interests			337	416

Total stockholders’ equity			16,431	26,909

Total liabilities and stockholders’ equity			263,927	256,836

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the three months ended June 30, 2012

	Common stock issued				Accumulated
	Number of shares	Amount	Capital reserves	Statutory reserves	other comprehensive income	Retained earnings	Total CIEC stockholders’ equity	Non- controlling interests	Total stockholders’ equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2012	500,000,000	500	144	4,003	3,956	17,890	26,493	416	26,909

Net loss	-	-	-	-	-	(10,408)	(10,408)	(79)	(10,487)

Foreign currency translation adjustment	-	-	-	-	9	-	9	-	9

Balance as of June 30, 2012	500,000,000	500	144	4,003	3,965	7,482	16,094	337	16,431

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2012 and 2011

	Three months ended June 30,
	2012	2011
	US$’000	US$’000
Cash flows from operating activities
Net (loss) income including non-controlling interests	(10,487)	8,304
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	838	304
Impairment loss on plant and machinery and leasehold improvement	-	1,827
Net compensation gain on disposal of land use rights and buildings	-	(12,963)
Amortization of long-term land lease prepayments	26	22
Reversal of provision for inventories	-	(188)
Exchange differences	-	(60)
Provision for warranty costs	3,524	139
Government grant recognized	(13)	(12)
Deferred taxes	-	(484)
Changes in assets and liabilities:
Other financial assets	(6,210)	(1,349)
Trade receivables, net	(2,850)	4,910
Other receivables	1,189	868
Prepayment	1,749	(587)
Due from a related party	(1,372)	3
Inventories	1,453	3,541
Trade payables	(711)	2,108
Notes payable	(10,000)	(5,846)
Accrued expenses and other accrued liabilities	3,833	1,167
Due to related parties	1,125	(1,233)
Income taxes payable	-	26

Net cash (used in) provided by operating activities	(17,906)	497

Cash flows from investing activities
Purchase of property, plant and equipment and construction in progress	(4,905)	(4,973)
Addition of long-term land lease prepayments	-	(733)
Compensation received for loss on disposal of plant and machinery and leasehold improvement	476	2,747
Investment in restricted bank balances, net	13,339	(5,972)
Deposit paid for acquisition of land and property, plant and equipment	2,593	-
Refund of deposit paid for land auctions	18,849	-
Acquisition of assets classified as held for sale	(32,206)	-

Net cash used in investing activities	(1,854)	(8,931)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended June 30, 2012 and 2011

	Three months ended June 30,
	2012	2011
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	31,933	12,378
Repayment of short-term bank loans	(12,203)	(8,201)
Proceeds from bills financing	55,472	31,549
Repayment of bills financing	(55,315)	(29,785)
Due to a related party	(154)	-
Capital contributed by non-controlling interests	-	216

Net cash provided by financing activities	19,733	6,157

Net decrease in cash and cash equivalents	(27)	(2,277)

Cash and cash equivalents, beginning of period	13,804	7,630

Effect on exchange rate changes	-	101

Cash and cash equivalents, end of period	13,777	5,454

Supplemental disclosure of cash flow information
Interest received	585	303
Interest paid	4,031	1,282

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

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

Details of Chisen Electric’s subsidiaries as of June 30, 2012 are as follows:

Name	Place and date of establishment / incorporation	Percentage of effective equity interest / voting right attributable to the Company	Principal activities

Fast More Limited (“Fast More”)	Hong Kong December 17, 2007	100%	Investment holding

Zhejiang Chisen Electric Co., Limited * (“Zhejiang Chisen”)	Zhejiang, the People’s Republic of China (“PRC”) February 25, 2002	100%	Manufacture and sales of sealed lead-acid battery products and relevant components

Chisen Electric Jiangsu Co., Limited * (“Chisen Jiangsu”)	Jiangsu, PRC August 23, 2010	98%	Manufacture and sales of sealed lead-acid battery products and relevant components

*	These are direct translation of the name in Chinese for identification purpose only and are not the official name in English.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2012 and for all periods presented. Information as of March 31, 2012 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on July 2, 2012 for the year ended March 31, 2012. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2013.

The Company had negative working capital of US$50,883,000 as of June 30, 2012 and incurred loss of US$10,408,000 for the three months ended June 30, 2012. These conditions raised substantial doubt about the Company’s ability to continue as going concern.

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

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent accounting pronouncement

As of the date this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

3.	(LOSSES) EARNINGS PER SHARE

Basic (losses) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted (losses) earnings per share is computed similar to basic (losses) earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended June 30, 2012 and 2011. As a result of a forward stock split in November 2011, the calculation of basic and diluted (losses) earnings per common stock for all periods presented are adjusted retrospectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 10% withholding tax. No deferred tax expenses on undistributed profits were charged to the statement of operations for the three months ended June 30, 2012 and 2011 as the management considered that there is no change in the expected amount of profits to be distributed in the foreseeable future.

(a)	Income tax benefits (expenses) are comprised of the following:

	Three months ended June 30,
	2012	2011
	US$’000	US$’000

Current taxes arising in the PRC:
Corporate income tax	-	(35)

Deferred taxes arising in the PRC:
Benefit of tax loss recognized	-	484

	-	449

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

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

4.	INCOME TAXES (CONTINUED)

(a)	Income tax benefits (expenses) are comprised of the following (Continued):

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of June 30, 2012 and March 31, 2012, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of June 30, 2012 and March 31, 2012, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For the three months ended June 30, 2012 and 2011, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax (benefit) expenses calculated with reference to the statutory tax rate in the PRC of 25% (2011: 25%) is as follows:

	Three months ended June 30,
	2012	2011
	US$’000	US$’000

Expected income tax expenses	(2,621)	(736)
Effect on tax incentives / holiday	486	322
Unrecognized tax losses and temporary difference	1,865	-
Non-taxable income	-	(70)
Others	270	35

Income tax (benefit) expenses	-	(449)

(c)	Components of deferred tax liabilities were as follows:

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Withholding tax on undistributed earnings of a PRC subsidiary	460	460

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

4.	INCOME TAXES (CONTINUED)

(d)	Components of deferred tax assets were as follows:

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Depreciation and impairment	18	1,036
Provisions and accruals	143	623
Tax losses carried forward	6,643	3,280

	6,804	4,939
Valuation allowance	(6,804)	(4,939)

Net deferred tax assets	-	-

As it is not probable that taxable profits will be available against which the deductible temporary differences and the used tax losses of Zhejiang Chisen and Chisen Jiangsu can be utilized, deferred tax assets have not been recognized.

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity within six months to secure banking facilities granted by various financial instruments as follows:

		As of June 30,	As of March 31,
	Note	2012	2012
		US$’000	US$’000

Notes payable	13	20,206	21,562
Short-term bank loans	14	6,340	-
Bills financing	14	50,775	69,066

		77,321	90,628

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of trade receivable balances and trade deposits. As of June 30, 2012 and March 31, 2012, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

7.	DEPOSITS PAID FOR LAND AUCTIONS

As of March 31, 2012, the Company paid US$31,262,000 deposits to the government of Jiangsu Province, the PRC to tender for the auctions of two pieces of land. During the three months ended June 30, 2012, the Company had successfully acquired the lands. As of June 30, 2012, the outstanding balance of deposits was US$12,413,000, which will be refunded by the government in near future.

8.	ASSETS CLASSIFIED AS HELD FOR SALE

During the three months ended June 30, 2012, the Company acquired two pieces of land located at Xuyi County, Jiangsu Province, PRC with an aggregate consideration of US$32,206,000. Total size of the lands is approximately 83,658 m². The Company intends to sell these lands in the foreseeable future and seek to make short-term gain from the disposal of assets. The lands are carried at the lower of its carrying amount and fair value less costs to sell.

The management, based on the professional valuation conducted by Greater China Appraisal Limited, estimated that the fair value of the lands is higher than its carrying amount.

9.	INVENTORIES

Inventories consisted of the following:

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Raw materials	3,231	4,132
Work-in-progress and semi-finished goods	15,778	14,371
Finished goods	1,960	3,911

	20,969	22,414

10.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of June 30, 2012 and March 31, 2012 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

11.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Buildings	18,864	13,714
Leasehold improvements	1,567	1,532
Plant and machinery	22,221	24,807
Motor vehicles	1,547	1,547
Furniture, fixtures and office equipment	4,427	4,281
Construction in progress	8,482	9,196

	57,108	55,077

Accumulated depreciation and impairment loss	(6,905)	(8,956)

	50,203	46,121

Depreciation expenses were approximately US$838,000 and US$304,000 for the three months ended June 30, 2012 and 2011, respectively.

12.	LONG-TERM LAND LEASE PREPAYMENTS, NET

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Prepaid land use rights	5,164	5,163
Accumulated amortization	(127)	(102)

	5,037	5,061

Lease prepayment as of June 30, 2012 and March 31, 2012 represented the land use rights located in the PRC, which are amortized over the leasehold periods.

Amortization expense for the three months period ended June 30, 2012 and 2011 were US$25,000 and US$22,000 respectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

13.	NOTES PAYABLE

Notes payable were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purchase of raw materials for production exclusively. The Company has to repay the notes within nine months from date of issuance and service fees would be charged by banks for the issuance of the notes. The notes payable were collateralized by restricted bank balances as set out in Note 5 and long-term land lease prepayments with carrying amount of US$4,766,000 (as of March, 31, 2012: US$760,000) as of June 30, 2012.

In addition, various parties have issued guarantee against these notes payable as follows:

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 16(d))	3,566	4,277
Corporate guarantees issued by third parties	1,584	1,584
Corporate guarantees jointly issued by related parties and third parties (Note 16(d))	6,339	3,960

As of June 30, 2012 and March 31, 2012, the Group had unutilized banking facilities of approximately US$11,073,000 and US$17,991,000 to meet the liquidity needs.

14.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of June 30,	As of March 31,
	Note	2012	2012
		US$’000	US$’000

Short-term bank loans	(i)	71,839	52,090
Bills financing	(ii)	116,940	116,747

		188,779	168,837

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

14.	SHORT-TERM BANK BORROWINGS (CONTINUED)

The loans are collateralized by assets of the Company with carrying values as follows:

		As of June 30,	As of March 31,
	Note	2012	2012
		US$’000	US$’000

Restricted bank balances	5	6,340	-
Long-term land lease prepayments and buildings		4,766	4,142
Trade receivables		11,093	11,090

		22,199	15,232

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 16(d))	28,842	24,524
Corporate guarantees issued by third parties	4,596	1,426
Corporate and personal guarantees issued jointly by realized parties and a third party (Note 16((d))	20,253	11,881

The weighted average annual interest rates of the short-term bank loans were 6.63% and 6.01% as of June 30, 2012 and March 31, 2012 respectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

14.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(ii)	Bills financing

Bill financing represents amounts due to various banks which are repayable within nine months from the date of issue.

The bills financing are collateralized by assets of the Company with carrying values as follows:

		As of June 30,	As of March 31,
	Note	2012	2012
		US$’000	US$’000

Restricted bank balances	5	50,775	69,066
Long-term land lease prepayments		4,766	-
Available-for-sale financial assets		2,980	-

		58,521	69,066

Also, certain related parties and third parties have issued guarantee against these bills financing to the extent of US$55,625,000 and US$59,414,000 as of June 30, 2012 and March 31, 2012.

The weighted average annual interest rates of the bills financing were 4.29% and 4.29% as of June 30, 2012 and March 31, 2012, respectively.

15.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidising its acquisition of property, plant and equipment, of which approximately US$13,000 and US$12,000 were credited to the statement of operations for the three months ended June 30, 2012 and 2011 respectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

16.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric
Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng
Mr. Xu Keyong	A close family member of Mr. Xu Kecheng
Mr. Xu Zhaoyu	A close family member of Mr. Xu Kecheng
Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng
Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng
Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng
Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng
Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”) *	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translation of the name in Chinese for identification purpose only and are not the official names in English.

(b)	Summary of balances with related parties:

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Due from a related party:
Ms. Zhou Fang Qin	1,378	5

Due to related parties:
Ms. Zhou Fang Qin	349	824
Mr. Xu Keyong	2	2
Mr. Xu Zhaoyu	317	-
Chisen Glass	1,660	1,219
Ruilang Electronic	2,078	1,387
Ai Ge Organism	316	316
Xinguangyuan	-	1

	4,722	3,749

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

16.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

		Three months ended June 30,
Name of related party	Nature of transactions	2012	2011
		US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	1,323	869

Chisen Glass	Purchase of raw materials	853	378

(d)	Other arrangements:

˙	As of June 30, 2012, Chisen Glass provided guarantees, in aggregate, amounting to US$6,339,000, US$3,169,000 and US$1,585,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

˙	As of June 30, 2012, Ruiling Electronic, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$10,697,000 and US$396,000 to secure the bills financing and notes payable of the Company, respectively.

˙	As of June 30, 2012, Mr. Xu Kecheng, Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$7,924,000, US$9,509,000 and US$6,339,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

˙	As of June 30, 2012, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$16,608,000, US$7,924,000 and US$1,585,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

˙	As of June 30, 2012, Chisen Glass and a third party provided guarantees, in aggregate, amounting to US$3,962,000 and US$1,981,000 to secure the short-term bank loans and bills financing of the Company, respectively.

˙	As of June 30, 2012, Xinguangyuan provided guarantees, in aggregate, amounting to US$16,322,000 to secure the bills financing of the Company.

˙	As of June 30, 2012, Xinguangyuan, Chisen Glass and a third party provided guarantees, in aggregate, amounting to US$3,613,000 to secure the short-term bank loans of the Company.

˙	As of June 30, 2012, Mr. Xu Kecheng, Ms. Zhou Fang Qin, Xinguangyuan and a third party provided guarantees, in aggregate, amounting to US$4,754,000 to secure the short-term bank loans of the Company.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

16.	RELATED PARTY TRANSACTIONS (CONTINUED)

(d)	Other arrangements (Continued)

˙	As of June 30, 2012, Chisen Glass and Xinguangyuan provided guarantees, in aggregate, amounting to US$4,438,000 to secure the bills financing of the Company.

˙	As of June 30, 2012, Ruiling Electronic, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$1,585,000 to secure the bills financing of the Company.

˙	As of June 30, 2012, Xinguangyuan, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$5,895,000 to secure the short-term bank loans of the Company.

17.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of June 30, 2012 and March 31, 2012:

	As of June 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Within one year	361	451
One to two years	199	329
Two to three years	50	99

Total	610	879

(b)	Capital commitments

As of June 30, 2012 and March 31, 2012, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$119,342,000 and US$122,845,000 respectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the three months ended June 30, 2012 and 2011

18.	PROVISION FOR WARRANTY

Provision for warranty is included in accrued expenses and other accrued liabilities as of June 30, 2012 and March 31, 2012. Estimated warranty costs are recognized at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs while are reviewed periodically in light of actual experience. The reconciliation of the changes in the warranty obligation is as follows:

	Three months ended June 30,
	2012	2011
	US$’000	US$’000

Balance as of April 1,	1,218	301
Exchange realignment	-	4
Accrual for warranties issued during the period	3,524	139
Settlement made during the period	(2,367)	(77)

Balance as of June 30,	2,375	367

19.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$645,000 and US$113,000 for the three months ended June 30, 2012 and 2011 respectively.

20.	SEGMENTAL INFORMATION

During the three months ended June 30, 2012 and 2011 all revenue of the Company represented income from sales of sealed lead-acid battery products and relevant components and therefore no financial information by business segment is presented. Furthermore, as all revenue is derived from the PRC, no geographical segment is presented.

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

For the three months ended June 30, 2012 and 2011, sales revenues were US$20,421,000 and US$35,399,000, respectively, and our net (loss) income attributable to CIEC common stockholders during the same periods amounted to US$(10,408,000) and US$8,304,000, respectively.  The Company also had negative working capital of US$38,937,000 and US$50,833,000 as of March 31, 2012 and June 30, 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Production Capacity

On September 6, 2010, CEJC entered into a Project Investment Contract and a Supplemental Agreement to the Project Investment Contract with the Jiangsu Xuyi Economic Development Zone Administrative Committee, pursuant to which CEJC shall invest, in the aggregate, approximately RMB1,200,000,000 (approximately US$177,000,000) to manufacture VRLA batteries, as well as our newest product, lithium-ion batteries, and other related products in the Jiangsu Xuyi Economic Development Zone (“Plant A”). At the date of this report, CEJC has completed all construction related to the first stage and has invested over RMB422,000,000 (approximately US$62,000,000) in assets for the production of VRLA batteries only. Currently, the Company does not plan to construct lithium-ion battery production facilities in Plant A.

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

Vertical Integration Strategy

During the period ended June 30, 2012, we have implemented a vertical integration strategy of producing lead plates at Plant A which has enabled us to reduce processing costs as compared to the same period in last year.

Recent Accounting Pronouncements

As of the date of this report, there are no recently issued accounting pronouncements the adoption of which would have a material impact on the Company’s financial statements.

Corporate Information

Our offices are located in the Changxing Economic Development Zone at the bank of the Taihu Lake in the County of Changxing in Zhejiang Province, in close proximity to major national transportation systems, including National Highways 104 and 318, the Shanghai – Jiangsu – Zhejiang – Anhui – Hangzhou – Nanjing Expressway, the Changxing – Huzhou – Shanghai Channel, the Xuancheng – Hangzhou Railway and the Xinyi – Changxing Railway. Our registered office is located at No. 1188, Taihu Avenue, Economic Development Zone, Changxing County, Zhejiang Province, PRC. Our telephone number is (86) 572-6267666 and our corporate website in English is located at www.chisenelectric.com.

We are a reporting company under Section 13 of the Securities Exchange Act of 1934, as amended. Our shares of common stock are not currently listed on any national securities exchange however our common stock is quoted under the symbol “CIEC” on the OTCBB and the OTCQB.

Critical Accounting Policies, Estimates and Assumptions

For the three months ended June 30, 2012 as compared to the fiscal year ended March 31, 2012, there were no changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

Results of Operations for the Three Months Ended June 30, 2012 Compared With the Three Months Ended June 30, 2011

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in U.S. Dollars and as a percentage of revenues.

	For The Three Months ended June 30 (Unaudited)
	(in thousands)
	2012 (US$)	2011 (US$)	2012	2011
Revenues	20,421	35,399	100.00%	100.00%
Cost of sales	(18,846)	(33,464)	92.29%	94.53%
Gross profit	1,575	1,935	7.71%	5.47%
Sales, marketing and distribution	(5,767)	(2,520)	28.24%	7.12%
General and administrative expenses	(2,429)	(1,705)	11.89%	4.82%
Operating loss	(6,621)	(2,290)	32.42%	6.47%
Other expenses, net	(975)	(12)	4.77%	0.03%
Interest income	567	303	2.78%	0.86%
Net loss from operations before interest and tax expenses	(7,029)	(1,999)	34.42%	5.65%
Interest expenses	(3,458)	(1,282)	16.93%	3.62%
Loss before income taxes	(10,487)	(3,281)	51.35%	9.27%
Income taxes benefits	-	449	-%	1.27%
Loss before extraordinary items	(10,487)	(2,832)	51.35%	8.00%
Extraordinary gain (less applicable taxes of US$0)	-	12,963	-%	36.62%
Extraordinary loss (less applicable taxes of US$0)	-	(1,827)	-%	5.16%
Net (loss) income including non-controlling interest	(10,487)	8,304	51.35%	23.46%
Net loss attributable to non-controlling interest	79	-	0.39%	-%
Net (loss) income attributable to CIEC common shareholders	(10,408)	8,304	50.97%	23.46%
Other comprehensive income	9	493	0.04%	1.39%
Comprehensive (loss) income	(10,399)	8,797	50.92%	24.85%

Revenues and Cost of Sales

Our revenue decreased significantly by US$14,978,000 or 42.31%, to US$20,421,000 for the three months ended June 30, 2012 compared with US$35,399,000 for the three months ended June 30, 2011. The decrease was mainly attributable to the decrease in the average selling price per unit following the price cutting strategy adopted by other major competitors and loss of market share as a result of scale down our production capacity in order to comply with the unexpected tightening of an environmental protection policy implemented by the PRC Central Government enforced on all lead-acid battery manufacturers during the year ended March 31, 2012. At the date of this report, our production capacity has recovered. However, it has taken time for us to regain market share.

Cost of sales for the three months ended June 30, 2012 and 2011 were US$18,846,000 and US$33,464,000, respectively. The decrease in cost of sales of US$14,618,000 or 43.68% was mainly attributable to the decrease in sales volume resulting from the loss of market share as stated above.

The decrease in cost of sales was also attributable to a significant decrease in processing charges on lead plates, one of the major components of our battery products, resulting from our vertical integration of producing lead plates at Plant A which commenced in August 2011.

Our gross profit ratio increased by 2.24% to 7.71% for the three months ended June 30, 2012 as compared with the corresponding period in 2011. The increase was mainly attributable to the decrease in the cost of production as a result of the implementation of the vertical integration strategy as stated above.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2012 and 2011 was US$838,000 and US$304,000, respectively. The increase of US$534,000 or 175.66% was mainly attributable to the additional depreciation charges of US$242,000 incurred as a result of the change of estimated useful life on certain machinery at our Jing’er Road Plant (“Plant B”). Last year, we were advised by the local governmental authority that the external battery formation technique, which was used in Plant B to produce battery products, will be prohibited after October 31, 2012. Our management reviewed the machinery in Plant B and identified that certain machinery cannot be used after that date and therefore, their estimated useful life was adjusted accordingly.

In addition, in order to expand our production capacity, we have invested significantly in plant and machinery at Plant A and the increase in depreciation expense was in line with the increase in the property, plant and equipment.

General and Administrative Expenses

General and administrative expenses were US$2,429,000 and US$1,705,000 for the three months ended June 30, 2012 and 2011, respectively, and mainly consisted of staff salaries and benefits, research and development, depreciation expenses, material consumption, legal and professional fees, social insurance, repair and maintenance expenses and utility expenses.

The increase in general and administrative expenses of US$724,000 or 42.46% for the period ended June 30, 2012 as compared to the corresponding period in 2011 was mainly attributable to: (a) an increase of US$250,000 for staff salaries and relevant benefits, such as social insurance and staff cafeteria expenses, due to the operation of a new plant in Xuyi County of Jiangsu Province where we now employ more administrative staff; (b) an increase in research and development expenses of US$428,000, which are mainly attributable to the resources invested in improving the quality of existing products as well as the development of new products and the increase in staff in our R&D department.

Sales, Marketing and Distribution

Sales, marketing and distribution expense increased by US$3,247,000 or 128.85% to US$5,767,000 for the three months ended June 30, 2012 as compared to US$2,520,000 for the three months ended June 30, 2011.

For purposes of complying with the tightened environmental protection policy discussed above, during the year ended March 31, 2012, we introduced the internal battery formation technique into our production. However, this technique is relatively new to the Company and we are unable to handle it as well as the external battery formation technique which we used before. Under the internal formation technique we are unable to repair all returned defected batteries. The Company temporarily used more new batteries for providing warranty services. As the cost of new batteries is higher than the cost of repaired batteries, the cost of warranty for the three months ended June 30, 2012 increased significantly by US$3,385,000 to US$3,524,000 as compared with the corresponding period in 2011.

Interest Income

Interest income was US$567,000 and US$303,000 for the three months ended June 30, 2012 and 2011, respectively. The increase of US$264,000 or 87.13% was mainly attributable to an increase in restricted cash pledged for banking facilities granted by banks.

Other Expense, net

Other expenses, net were US$975,000 and US$12,000 for the three months ended June 30, 2012 and 2011, respectively. The increase of US$963,000 or 8,025.00% was mainly attributable to the increase in loss on disposal of scrap materials of US$721,000 from the production process as a result of immature production technique used in internal formation batteries.

Loss before Interest and Income Tax Expenses

Loss before interest and income tax expenses was US$7,029,000 and US$1,999,000 for the three months ended June 30, 2012 and 2011, respectively. The increase of US$5,030,000 or 251.63% was mainly attributable to the increase in sales, marketing and distribution expenses of US$3,247,000, general and administrative expenses of US$724,000 and other expenses, net of US$963,000.

Interest Expense

Interest expense for the three months ended June 30, 2012 and 2011 was US$3,458,000 and US$1,282,000, respectively. The increase in interest expense of US$2,176,000 or 169.73% was mainly attributable to the increase in banking facilities utilized by the Company as well as an increase in average interest rate.

Loss before income taxes

Loss before income tax expenses was US$10,487,000 and US$3,281,000, respectively. The increase of US$7,206,000 or 219.63% was mainly attributable to the increase in sales, marketing and distribution, interest expenses and general and administrative expenses of US$3,247,000, US$2,176,000 and US$724,000, respectively.

Net (Loss) Income Including Non-Controlling Interest

Net loss including non-controlling interest was US$10,487,000 for three months ended June 30, 2012 as compared with a net income of US$8,304,000 for the corresponding period in 2011. The decrease of US$18,791,000 was mainly attributable to an increase in sales, marketing and distribution expenses, general and administrative expenses, other expenses, net, and interest expenses of US$ 3,247,000, US$724,000, US$963,000, and US$2,176,000, respectively as well as decrease in net gain on extraordinary items of US$11,136,000.

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

The following table sets forth the summary of our cash flows, in U.S. Dollars, for the periods indicated:

	Three Months Ended June 30,
	(in thousands)
	2012(US$)	2011(US$)
Net cash (used in) provided by operating activities	(17,906)	497
Net cash used in investing activities	(1,854)	(8,931)
Net cash provided by financing activities	19,733	6,157
Net decrease in cash and cash equivalents	(27)	(2,277)
Cash and cash equivalents, beginning of period	13,804	7,630
Effect on exchange rate changes	-	101
Cash and cash equivalents at end of period	13,777	5,454

Operating Activities

The increase in net cash used in operating activities was mainly attributable to an increase in cash outflow from the other financial assets, trade receivable, net, and notes payable of US$4,861,000, US$7,760,000 and US$4,154,000, respectively for the three months ended June 30, 2012 as compared with the corresponding period in 2011.

Investing Activities

The decrease in net cash used in investing activities was mainly attributable to the release of restricted bank balances of US$19,331,000 and a refund of a deposit paid for a land auction of US$18,849,000 offset by cash used in the acquisition of lands held for sale of US$32,206,000.

 Financing Activities

Net cash provided by financing activities was US$19,733,000 and US$6,157,000 for the three months ended June 30, 2012 and 2011 respectively. The increase in cash provided by financing activities was mainly attributable to an increase in net proceeds received from short-term bank loans of US$15,553,000 offset by a decrease in net proceeds received from bills financing of US$1,607,000. The increase in short-term bank borrowings was used for operating and acquisition of lands held for sale during the period.

Working Capital

During the period ended June 30, 2012 we had negative working capital of US$50,883,000 which, together with our decrease in sales revenues of US$14,978,000 and our net loss attributable to CIEC common stockholders of US$10,408,000, raises substantial doubt about our ability to continue as a going concern.

The negative working capital was mainly attributable to the significant increase in loss from operations and the increase in long term capital investment.

During the three months ended June 30, 2012, the Company suffered a significant loss as the result of loss of market share as discussed above. In order to comply with the tightened environmental policy and to rebuild our production capacity, we invested significantly in land lease prepayment and property, plant and equipment in Plant A. Although our production capacity has recovered at the date of this report, it has taken time for us to regain market share. Together with the decrease of cash generated from operations, it was necessary for us to increase bank borrowings to fund this project.

In order to improve working capital, management decided to defer and/or decrease long term investment so as to maintain sufficient short term funds. Also, the Company’s principal stockholder had undertaken to make available funds to the Company as and when required to maintain the Company as a going concern. Notwithstanding the above, the Company has regular cash flow control measures over the liquidity of its working capital as stated in the financial statements to strictly monitor the condition of the working capital. Apart from the above, management believes that business is recovering and will continue to do so, which may also help improve working capital flow.

Capital Commitment

As of June 30, 2012 and March 31, 2012, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of machineries for an aggregate amount of approximately US$119,342,000 and US$122,845,000, respectively.

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	June 30, 2012		March 31, 2012
Short-term bank borrowings	US$	188,779,000	US$	168,837,000
Notes payable (within (1) year)	US$	7,924,000	US$	17,918,000
Total	US$	196,703,000	US$	186,755,000

Purchase Obligations (US$)	June 30, 2012		March 31, 2012
Construction projects and purchase of machinery	US$	119,342,000	US$	122,845,000
Total	US$	119,342,000	US$	122,845,000

Operating Lease Obligations (US$)	June 30, 2012		March 31, 2012
Within one (1) year	US$	361,000	US$	451,000
1-3 years	US$	249,000	US$	428,000
Total	US$	610,000	US$	879,000

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of June 30, 2012, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

Date: August 14, 2012	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive
Officer and Principal Executive
Officer

Date: August 14, 2012	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer,
Principal Financial and
Accounting Officer

-43-