Form 10-Q/A
period 2012-06-30
Chisen Electric Corp
filed 2012-09-13
CIK 1335950

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

No. 1188, Taihu Avenue, Changxing Economic Development Zone, Changxing, Zhejiang Province

The People’s Republic of China

 (Address of principal executive offices)

(86) 572-6267666

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes   ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 10, 2012, the registrant had 500,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10–Q/A to our Quarterly Report on Form 10–Q for the period ended June 30, 2012 originally filed with the Securities and Exchange Commission  (the “SEC”) on August 14, 2012 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes for the period ended June 30, 2012 included in Part I of the Form 10-Q.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.  Accordingly, this amendment should be read in conjunction with the original Form 10-Q filing.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated November 12, 2008, by and among World Trophy Outfitters, Inc., Fast More Limited, Cheer Gold Development Ltd. and Floster Investment Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.1	Articles of Incorporation of World Trophy Outfitters, Inc. (n/k/a Chisen Electric Corporation)	Incorporated by reference to Exhibit 3(i).1 to the Registrant’s Registration Statement on Form SB-2 as filed with the SEC on September 23, 2005

3.2	Certificate of Amendment to Articles of Incorporation of Chisen Electric Corporation (name change)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.3	Amended and Restated Bylaws of Chisen Electric Corporation	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

3.4	Certificate of Incorporation of Fast More Limited, dated December 17, 2007	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.5	Memorandum and Articles of Association of Fast More Limited, dated as of December 17, 2007	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.6	Certificate of Incorporation of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.7	Articles of Association of Changxing Chisen Electric Co., Ltd.	Incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

3.8	Business Registration Certificate of Changxing Chisen Electric Co., Ltd. (English Translated Version and Mandarin Version)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

3.9	Certificate of Change to Articles of Incorporation of Chisen Electric Corporation (Forward Split)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 28, 2011

10.1	Agreement on Establishment of Changxing Chisen Physical Chemistry Power Research and Development Center, dated April 30, 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.2	Form of Labor Contract	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.3	Lease Agreement, dated March 30, 2008, by and between Changxing Chisen Electric Co., Ltd. and Changxing Xiangyi Industrial Park Investment Co., Ltd.	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.4	Contract For Loan on Guarantee, by and among Zhejiang Changxing Agricultural Cooperative Bank, Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.5	Renminbi Loan Contract, dated January 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.6	Renminbi Loan Contract, dated April 11, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Corporation (Changxing Branch)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.7	Renminbi Loan Contract, dated March 31, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China (Hong Kong) Limited Shanghan Branch	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.8	Loan Contract (Short Term), dated August 15, 2008, by and between Changxing Chisen Electric Co., Ltd. and Bank of China Changxing Branch	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.9	Acceptance Agreement, dated August 25, 2008, by and between Changxing Chisen Electric Co., Ltd. and Industrial Bank Co., Ltd. Hangzhou Branch	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.10	Acceptance Agreement of Commercial Bill, dated September 18, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Bank Co., Ltd. Changxing Branch	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.11	Cooperation Agreement, dated April 20, 2008, by and between Changxing Chisen Electric Co., Ltd. and Xiamen University	Included by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K as filed with the SEC on June 28, 2010

10.11	Acceptance Agreement of Commercial Bill, dated July 29, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.12	Acceptance Agreement of Commercial Bill, dated September 9, 2008, by and between Changxing Chisen Electric Co., Ltd. and China Construction Bank Changxing Branch Co., Ltd.	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.13	Components Purchase Contract, effective as of January 1, 2008, by and between Changxing Chisen Electric Co., Ltd. and Jiansu Xinri Electric Bicycle Co., Ltd.	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.14	Supply Contract, dated April 22, 2008, by and between Changxing Chisen Electric Co., Ltd. And Jiangsu Yadea Science & Technology Development Co., Ltd.	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.15	Sales Contract of Battery, dated November 10, 2007, by and between Changxing Chisen Electric Co., Ltd. and Hu Qinzhong, Yancheng Office	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.16	Sales Contract of Battery, dated February 17, 2008, by and between Changxing Chisen Electric Co., Ltd. and Song Chunwei	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

10.17	Compensation Agreement of Corporate Relocation Acquisition, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.18	Investment Agreement, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.19	Supplemental Agreement, dated August 20, 2010, by and between the Company’s chief operating subsidiary, Changxing Chisen Electric Co., Ltd., and the Administrative Committee of Changxing Economic Development Zone, Zhejiang	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2010.

10.20	Xuyi Economic Development Zone Project Investment Contract, dated September 6, 2010, by and between Chisen Electric Jiangsu Co., Ltd. and Jiangsu Xuyi Economic Development Zone Administrative Committee	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2010.

10.21	Xuyi Economic Development Zone Project Investment Contract Supplemental Agreement, dated September 6 2010, by and between Chisen Electric Jiangsu Co., Ltd. and Jiangsu Xuyi Economic Development Zone Administrative Committee	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 13, 2010.

10.22	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.25	Sales Contract, dated August 31, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anqing Burui Power Supply Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.26	Contract, dated November 24, 2009, by and between Changxing Chisen Electric Co., Ltd. and Anyang City Yubei Gold and Lead Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.27	Parts Acquisition Contract, dated January 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu Xinri E-Vehicle Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.29	Contract, dated August 1, 2010, by and between Changxing Chisen Electric Co., Ltd. and Tianjin Aima Technology Company Limited (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.30	Supplementary Agreement of Changxing Chisen Electric Co., Ltd. Relocation Project (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.31	Contract of Guaranty of Maximum Amount, dated on our about February 10, 2010, by and between Agricultural Bank of China (Changxing County Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.32	Guarantee Contact, dated on or about April 2, 2010, by and between China Construction Bank Corporation (Changxing Branch) and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.33	Contract Guarantee of Maximum Amount, dated on or about April 14, 2009, by and between Shanghai Pudong Development Bank (Huzhou Branch) and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.34	Guarantee Contract, dated on or about January 12, 2010, by and between Changxing Economic Development Zone and Zhejiang Changxing Ruilang Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.35	Contract of Guarantee with a Maximum Amount, dated on or about July 1, 2008, by and between Bank of China (Changxing Branch) and Mr. Xu Kecheng (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.36	Contract of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Xinguangyuan Co., Ltd. (RMB40,000,000) (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.37	Contact of Guarantee, undated, by and between CITIC Trust Co., Ltd. and Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. (RMB60,000,000) (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.38	Guarantee Contract (64720012302010005), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.39	Guarantee Contract (64720012302010004), dated January 13, 2010, by and among China Construction Bank Corporation, on the one hand, and Mr. Xu Kecheng and Ms. Zho Fangqin, on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.40	Contract of Guarantee of Maximum Amount (33905201000030826), undated, by and between Agricultural Bank of China Changxing County Sub-branch, on the one hand, and Zhejiang Chisen Glass Co., Ltd., on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.41	Contract of Guarantee with a Maximum Amount (BOC 130), dated October 25, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of China Ltd., on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.42	Contract of Guarantee (3350012010AM00077300), dated November 16, 2010, by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and Bank of Communication (Huzhou Branch) (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.43	Contract of Guarantee (3350012010AM00077301), dated November 16, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and Bank of Communication (Huzhou Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.44	Guarantee Contract (6435009992012194), dated September 27, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.45	Guarantee Contract (64720012302010012), dated April 19, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.46	Guarantee Contract (647200123020100201), dated October 9, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.47	Guarantee Contract (64720092302010036), dated October 18, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.48	Guarantee Contract (647200923020100381), dated November 10, 2010, by and between Xu Kecheng and Zho Fangqin, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.49	Contract of Guarantee (P2009M17SZJZH0001JF14-0081-1) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-1 , undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.50	Contract of Guarantee (P2009M17SZJZH0001JF14-0081-2) under Trust Loan Contract No. P2009M17SZJZH0001JF14-0081-2), undated, by and between Xu Kecheng and CITIC Trust Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.51	Contract of Guarantee (003), by and between Zhejiang Changxing Chisen Xinguangyuan Co., Ltd. and the Bank of China (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.52	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd. dated March 8, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.53	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Chisen Glass Co., Ltd., dated December 20, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.54	Contract by and between Changxing Chisen Electric Co., Ltd. and Zhejiang Changxing Ruilang Electronic Company Limited dated October 18, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.55	Summary of Oral Loan Agreement with Ai Ge Organism Products Company Limited	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.56	Electrode Purchase Contract, dated August 2, 2010, by and between Changxing Chisen Electric Co., Ltd. and Jiangsu XiangFa Electric Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.57	Electrode Plate Supply Contract, by and between Changxing Chisen Electric Co., Ltd. and Anqing Borui Power Supply Co., Ltd., dated August 2, 2010 (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.58	Guarantee Contract (6472009992011036), dated March 31, 2011, by and between Xu Kecheng, on the one hand, and China Construction Bank Corporation (Changxing Sub-Branch) on the other hand (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.59	Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount, dated March 31, 2011, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Chisen Glass Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

10.60	Shanghai Pudong Development Bank Contract of Guarantee of Maximum Amount, dated March 31, 2011, by and between Shanghai Pudong Development Bank Huzhou Sub-branch and Zhejiang Changxing Chisen Xingguangyuan Co., Ltd. (English Translated and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

16.1	Letter to SEC from Pritchett, Siler & Hardy, P.C.	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2009

17	Resignation of Mathew Evans, dated November 12, 2008	Incorporated by reference to Exhibit 17 to the Company’s Current Report on Form 8-K as filed with the SEC on November 12, 2008

21	List of Subsidiaries	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2012

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2012

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2012

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 14, 2012

99.1	Audit Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.2	Compensation Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.3	Corporate Governance and Nominating Committee Charter, dated January 15, 2009	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on February 4, 2009

99.4	China Battery Industry Association Certificate of Ranking (English Translated Version)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

99.5	China News Article entitled “Electric Bicycles are Involved in Government’s Subsidy Program” (English and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

99.6	Subsidize Policy on New Energy Vehicle (English and Mandarin Versions)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on June 14, 2011

101. INS	XBRL Instance Document	Furnished herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Furnished herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Furnished herewith

101. LAB	XBRL Taxonomy Label Link base Document	Furnished herewith

101. PRE	XBRL Extension Presentation Link base Document	Furnished herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2012	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive
Officer and Principal Executive
Officer

Date: September 13, 2012	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer,
Principal Financial and
Accounting Officer