Form 10-Q
period 2012-09-30
Chisen Electric Corp
filed 2012-11-19
CIK 1335950

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 16, 2012, the registrant had 500,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Financial Statements of

Chisen Electric Corporation

For the six months ended September 30, 2012

Chisen Electric Corporation

Index to Consolidated Financial Statements
For the six months ended September 30, 2012

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
For the six months ended September 30, 2012 and 2011

		Three months ended September 30		Six months ended September 30
		2012	2011	2012	2011
	Note	US$’000	US$’000	US$’000	US$’000
Operating revenues:
Net sales to third parties		22,746	36,422	43,168	71,821

Cost of sales		(19,695)	(29,859)	(38,541)	(63,323)

Gross profit		3,051	6,563	4,627	8,498

Operating expenses:
Sales, marketing and distribution		(11,069)	(2,121)	(16,838)	(4,641)
General and administrative		(5,037)	(2,080)	(7,466)	(3,785)

Operating (loss) income		(13,055)	2,362	(19,677)	72

Other (expenses) income, net		(1,100)	213	(2,075)	201
Allowance for doubtful debts	8	(13,478)	-	(13,478)	-
Interest income		662	402	1,228	705
Interest expense		(3,563)	(1,555)	(7,021)	(2,837)

(Loss) Income before income taxes		(30,534)	1,422	(41,023)	(1,859)

Income taxes expense	4	-	(531)	-	(82)

(Loss) Income before extraordinary items		(30,534)	891	(41,023)	(1,941)

Extraordinary gain (less applicable income taxes of US$0)		-	-	-	13,053

Extraordinary loss (less applicable income taxes of US$0)		-	-	-	(1,840)

Net (loss) income including non-controlling interests		(30,534)	891	(41,023)	9,272

Less: Net loss (income) attributable to non-controlling interests		76	(11)	155	(11)

Net (loss) income attributable to CIEC common stockholders		(30,458)	880	(40,868)	9,261

Amounts attributable to CIEC common stockholders

(Loss) Income before extraordinary item		(30,458)	880	(40,868)	(1,952)

Extraordinary gain (less applicable income taxes of US$0)		-	-	-	13,053

Extraordinary loss (less applicable income taxes of US$0)		-	-	-	(1,840)

Net (loss) income attributable to CIEC common stockholders		(30,458)	880	(40,868)	9,261

Other comprehensive income
Foreign currency translation adjustment		9	625	9	1,041

Comprehensive (loss) income		(30,449)	1,505	(40,859)	10,302

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Operations and
Other Comprehensive Income
For the six months ended September 30, 2012 and 2011

		Three months ended September 30		Six months ended September 30
		2012	2011	2012	2011
	Note	Shares	Shares	Shares	Shares

(Losses) Earnings per share	3
Weight average number of common stock outstanding - basic and diluted		500,000,000	500,000,000	500,000,000	500,000,000

		US$	US$	US$	US$

Net (loss) income per share of common stock outstanding before extraordinary items - basic and diluted		(0.061)	0.002	(0.082)	(0.004)

Net (loss) income per share of common stock outstanding after extraordinary items - basic and diluted		(0.061)	0.017	(0.082)	0.019

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2012 and March 31, 2012

		As of September 30,	As of March 31,
		2012	2012
	Note	US$’000	US$’000
ASSETS

Current assets:
Cash and cash equivalents		10,381	13,804
Restricted bank balances	5	71,669	90,628
Other financial assets	6	105	662
Trading securities		79	79
Trade receivables, net	8	3,436	12,705
Deposit paid for land auctions		-	31,262
Other receivables, net		14,523	15,804
Prepayments		564	3,150
Due from a related party	16(b)	26	5
Inventories	9	25,428	22,414
Income taxes receivable		17	17
Assets classified as held for sale	7	32,206	-

Total current assets		158,434	190,530

Available-for-sale financial assets	10	2,980	2,980
Long-term land lease prepayments, net	12	5,011	5,061
Property, plant and equipment, net	11	55,049	46,121
Deposit for acquisition of land and property, plant and equipment		8,320	12,144

Total assets		229,794	256,836

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2012 and March 31, 2012

		As of September 30,	As of March 31
		2012	2012
	Note	US$’000	US$’000
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Trade payables		20,609	18,792
Notes payable	13	14,184	17,918
Accrued expenses and other accrued liabilities		23,532	20,124
Due to related parties	16(b)	3,927	3,749
Short-term bank borrowings	14	181,166	168,837
Government subsidies	15	21	47

Total current liabilities		243,439	229,467

Deferred tax liabilities	4(c)	460	460

Total non-current liabilities		460	460

Total liabilities		243,899	229,927

Commitments and contingencies	17	-	-

Stockholders’ equity:
Preferred stock, US$0.001 par value each:
10,000,000 shares authorized and no shares issued and outstanding		-	-
Common stock, US$0.001 par value each:
1,000,000,000 shares authorized		-	-
500,000,000 shares issued and outstanding		500	500
Capital reserves		144	144
Statutory reserves		4,003	4,003
Accumulated other comprehensive income		3,965	3,956
(Accumulated losses) Retained earnings		(22,978)	17,890

Total CIEC stockholders’ (deficit) equity		(14,366)	26,493

Non-controlling interests		261	416

Total stockholders’ (deficit) equity		(14,105)	26,909

Total liabilities and stockholders’ equity		229,794	256,836

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity
For the six months ended September 30, 2012

	Common stock issued				Accumulated other		Total CIEC stockholders’	Non-	Total stockholders’
	Number of shares	Amount	Capital reserves	Statutory reserves	comprehensive income	Retained earnings	(deficit) equity	controlling interests	(deficit) equity
		US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000	US$’000

Balance as of April 1, 2012	500,000,000	500	144	4,003	3,956	17,890	26,493	416	26,909

Net loss	-	-	-	-	-	(40,868)	(40,868)	(155)	(41,023)

Foreign currency translation adjustment	-	-	-	-	9	-	9	-	9

Balance as of September 30, 2012	500,000,000	500	144	4,003	3,965	(22,978)	(14,366)	261	(14,105)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2012 and 2011

	Six months ended September 30,
	2012	2011
	US$’000	US$’000
Cash flows from operating activities
Net (loss) income	(41,023)	9,272
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,687	542
Allowance for doubtful debts	13,478	-
Impairment loss on other receivable	1,248	-
Impairment loss on plant and machinery and leasehold Improvement	836	1,840
Net compensation gain on disposal of land use rights and Buildings	-	(13,053)
Amortization of long-term land lease prepayments	51	46
Exchange differences	-	21
Provision for warranty costs	11,753	224
Government grant recognized	(26)	(25)
Reversal of provision for inventories	-	(188)
Deferred taxes	-	(613)
Changes in assets and liabilities:
Other financial assets	558	741
Trade receivables, net	(4,205)	11,234
Other receivables	(323)	(24)
Prepayment	1,998	(3,455)
Due from related parties	(14)	1
Inventories	(3,005)	415
Trade payables	1,813	5,430
Notes payable	(3,740)	(15,572)
Accrued expenses and other accrued liabilities	(8,355)	(901)
Due to related parties	834	(2,022)
Income taxes payable	-	622

Net cash used in operating activities	(26,435)	(5,465)

Cash flows from investing activities
Purchase of property, plant and equipment and construction in progress	(11,436)	(16,559)
Addition of long-term land lease prepayment	-	(741)
Compensation received for loss on plant and machinery and leasehold improvement	951	5,065
Investment in restricted bank balances, net	18,991	(765)
Refund of deposit paid for land auctions	31,273	-
Deposit paid for acquisition of land and property, plant and equipment	3,827	-
Acquisition of assets classified as held for sale	(32,206)	-

Net cash provided by (used in) investing activities	11,400	(13,000)

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended September 30, 2012 and 2011

	Six months ended September 30,
	2012	2011
	US$’000	US$’000
Cash flows from financing activities
Proceeds from short-term bank loans	65,664	21,680
Repayment of short-term bank loans	(37,211)	(17,688)
Proceeds from bills financing	100,612	41,363
Repayment of bills financing	(116,788)	(30,132)
Due to a related party	(665)	-
Capital contributed by non-controlling interest	-	372

Net cash provided by financing activities	11,612	15,595

Net decrease in cash and cash equivalents	(3,423)	(2,870)

Cash and cash equivalents, beginning of period	13,804	7,630

Effect on exchange rate changes	-	188

Cash and cash equivalents, end of period	10,381	4,948

Supplemental disclosure of cash flow information
Interest received	1,228	705
Interest paid	7,594	2,280
Tax paid	-	80

The financial statements should be read in conjunction with the accompanying notes.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Chisen Electric Corporation (“Chisen Electric”), formerly known as World Trophy Outfitters, Inc., was formed as a Nevada corporation on January 13, 2005. Its common stock currently is traded on the Over-The-Counter Bulletin Board and on the OTC Markets under the symbol “CIEC”.

Chisen Electric is an investment holding company with no operations. The principal activities of its subsidiaries (together with Chisen Electric, collectively referred as “the Company”) are the manufacture and sales of sealed lead-acid battery products and relevant components, and investment holding.

Details of Chisen Electric’s subsidiaries as of September 30, 2012 are as follows:

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
For the six months ended September 30, 2012 and 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentations

The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2012 and for all periods presented. Information as of March 31, 2012 was derived from the audited consolidated financial statements of the Company for the year ended March 31, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Chisen Electric's Form 10-K filed on July 2, 2012 for the year ended March 31, 2012 (“2012 Form 10-K”) . The results of operations for both the three months and six months ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year ending March 31, 2013.

The Company had negative working capital of US$85,005,000 as of September 30, 2012 and incurred loss of US$30,458,000 and US$40,868,000 for both the three months and six months ended September 30, 2012, respectively. These conditions raised substantial doubt about the Company’s ability to continue as going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and the financial support from a controlling stockholder of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more detailed in the Company’s Form 10-K for the year ended March 31, 2012, the controlling stockholder had undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern for the year from April 1, 2012 to March 31, 2013. Having taken into consideration the undertaking provided by the controlling stockholder, management believes that the Company will be able to settle its liabilities when they become due. However, there can be no assurance that the financing from the controlling stockholder will continue. If we cannot obtain financing, we may be forced to cease or further suspend our operations which would have a materially adverse effect on our business.

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
For the six months ended September 30, 2012 and 2011

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

Basic (losses) earnings per share is computed by dividing (loss) income available to common stockholders by the weighted-average number of common stocks outstanding during the period. Diluted (losses) earnings per share is computed similar to basic (losses) earnings per share except that the denominator is increased to include the number of additional common stocks that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for both the three months and six months ended September 30, 2012 and 2011. As a result of a forward stock split in November 2011, the calculation of basic and diluted (losses) earnings per common stock for all periods presented are adjusted retrospectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

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

Dividends payable by a foreign invested enterprise in the PRC to its foreign investors in Hong Kong are subject to a 10% withholding tax. No deferred tax expenses on undistributed profits were charged to the statement of operations for both the three months and six months ended September 30, 2012 and 2011 as the management considered that there is no change in the expected amount of profits to be distributed in the foreseeable future.

(a)	Income tax expenses are comprised of the following:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
	US$’000	US$’000	US$’000	US$’000

Current taxes arising in the PRC:
Corporate income tax	-	660	-	695

Deferred taxes arising in the PRC:
Benefit of tax loss recognized	-	(129)	-	(613)

	-	531	-	82

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
For the six months ended September 30, 2012 and 2011

4.	INCOME TAXES (CONTINUED)

(a)	Income tax expenses are comprised of the following (continued):

Subject to the provision of ASC 740, the Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns. As of September 30, 2012 and March 31, 2012, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns namely the United States, Hong Kong and the PRC. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.

As of September 30, 2012 and March 31, 2012, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy is to record interest and penalties in this connection as a component of the provision for income tax expense. For both the three months and six months ended September 30, 2012 and 2011, no interest or penalties were recorded.

(b)	Reconciliation from the expected income tax expenses calculated with reference to the statutory tax rate in the PRC of 25% (2011: 25%) is as follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
	US$’000	US$’000	US$’000	US$’000

Expected income tax expenses	(7,633)	355	(10,256)	(465)
Effect on tax incentives / holiday	2,793	93	3,279	415
Unrecognized tax losses and temporary difference	4,988	-	6,853	-
Others	(148)	83	124	132

Income tax expenses	-	531	-	82

(c)	Components of deferred tax liabilities were as follows:

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Withholding tax on undistributed earnings of a PRC subsidiary	460	460

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

4.	INCOME TAXES (CONTINUED)

(d)	Components of deferred tax assets were as follows:

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Depreciation and impairment	240	1,036
Provisions and accruals	3,498	623
Tax losses carried forward	8,054	3,280

	11,792	4,939
Valuation allowance	(11,792)	(4,939)

Net deferred tax assets	-	-

As it is not probable that taxable profits will be available against which the deductible temporary differences and the unused tax losses of Zhejiang Chisen and Chisen Jiangsu can be utilized, valuation allowance of US$11,792,000 was made as of September 30,2012.

5.	RESTRICTED BANK BALANCES

Restricted bank balances represented time deposits with original maturity within six months to secure banking facilities granted by various financial institutions as follows:

		As of September 30,	As of March 31,
	Note	2012	2012
		US$’000	US$’000

Notes payable	13	25,568	21,562
Short-term bank loans	14	6,973	-
Bills financing	14	39,128	69,066

		71,669	90,628

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

6.	OTHER FINANCIAL ASSETS

Other financial assets represented notes receivable from customers for the settlement of trade receivable balances and trade deposits. As of September 30, 2012 and March 31, 2012, all notes receivable were guaranteed by established banks in the PRC and had maturities of 6 months or less from the date of issue. The fair value of the notes receivable approximated their carrying value.

7.	ASSETS CLASSIFIED AS HELD FOR SALE

During the six months ended September 30, 2012, on May 4, 2012 and June 28, 2012, the Company acquired two parcels of land located at Xuyi County, Jiangsu Province, PRC with an aggregate consideration of US$32,206,000. Total area of the lands is approximately 83,658 m². The Company intends to sell this land in the foreseeable future and seeks to make a short-term gain from the disposal of such assets. The land is carried at the lower of its carrying amount and fair value less costs to sell.

The management, based on the professional valuation conducted by Greater China Appraisal Limited and the recent market condition, estimated that the fair value of the lands is higher than its carrying amount.

8.	TRADE RECEIVALBES, NET

Trade receivables consist of:

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Trade receivables	16,920	12,711
Less Allowance for doubtful debts (Note)	(13,484)	(6)

	3,436	12,705

Note:	In order to comply with the tightened environment protection policy, the Company has adopted the internal batteries formation technique to produce lead acid batteries since July 2011. However, this technique is relatively new and complicated for the Company and up to the date of this report, the Company is still unable to handle it well as compared to its original production technique, the external batteries formation technique. As such, the Company was unable to produce batteries with stable quality. During the six months ended September 30, 2012, the return rate of those internal formation batteries within the warranty period has increased significantly to 30% as compared with 10% of external formation batteries during the six months ended September, 2011.

Batteries are a significant part of electric bicycles. The quality of batteries directly affects the quality of electric bicycles. In September 2012, two of our factory customers which are major electric bicycles manufacturers, claimed that they had suffered losses from the poor quality of the Company’s battery products and denied to settle their outstanding debts with the Company.

Up to the date of this report, the Company is still negotiating with them for the settlement. However, management expects that the negotiation will not be finalized within a short period of time and it is highly likely that these factory customers would not make any settlement to the Company during the negotiation period. Management believes that the opportunity to recover the debts from these customers is remote and therefore has made an allowance for doubtful debts amounting to US$13,478,000 during the 3 and 6 months ended September 30, 2012.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

9.	INVENTORIES

Inventories consisted of the following:

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Raw materials	3,617	4,132
Work-in-progress and semi-finished goods	19,047	14,371
Finished goods	2,764	3,911

	25,428	22,414

10.	AVAILABLE-FOR-SALE FINANCIAL ASSETS

Available-for-sale financial assets as of September 30, 2012 and March 31, 2012 represented investment in unlisted equity securities and are recorded at cost. The management has estimated that the recoverable amount of the assets exceed their carrying value.

11.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment is summarized as follows:

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Buildings	26,275	13,714
Leasehold improvements	1,568	1,532
Plant and machinery	25,374	24,807
Motor vehicles	1,559	1,547
Furniture, fixtures and office equipment	4,450	4,281
Construction in progress	4,416	9,196

	63,642	55,077

Accumulated depreciation and impairment loss	(8,593)	(8,956)

	55,049	46,121

Depreciation expenses were approximately US$852,000 and US$238,000 for the three months ended September 30, 2012 and 2011, respectively, and US$1,690,000 and US$542,000 for the six months ended September 30, 2012 and 2011 respectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

12.	LONG-TERM LAND LEASE PREPAYMENTS, NET

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Prepaid land use rights	5,164	5,163
Accumulated amortization	(153)	(102)

	5,011	5,061

Lease prepayment as of September 30, 2012 and March 31, 2012 represented land use rights located in the PRC, which are amortized over the leasehold periods.

Amortization expense for the three months ended September 30, 2012 and 2011 were US$26,000 and US$22,000 respectively, and US$51,000 and US$46,000 for the six months ended September 30, 2012 and 2011, respectively.

13.	NOTES PAYABLE

Notes payable were issued by the Company to creditors with the banker’s acceptance payable at the maturity date for the purchase of raw materials for production exclusively. The Company is obligated to repay the notes within nine months from date of issuance and service fees would be charged by banks for the issuance of the notes. The notes payable were collateralized by restricted bank balances as set out in Note 5 and long-term land lease prepayments with carrying amount of US$4,741,000 (as of March 31, 2012: US$760,000) as of September 30, 2012.

In addition, various parties have issued guarantee against these notes payable as follows:

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 16(d))	19,123	4,277
Corporate guarantees issued by third parties	-	1,584
Corporate guarantees jointly issued by related parties and third parties (Note 16(d))	6,339	3,960

As of September 30, 2012 and March 31, 2012, the Group had unutilized banking facilities of approximately US$8,500,000 and US$17,991,000, respectively, to meet the liquidity needs.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

14.	SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise of the followings:

		As of September 30,	As of March 31,
	Note	2012	2012
		US$’000	US$’000

Short-term bank loans	(i)	80,554	52,090
Bills financing	(ii)	100,612	116,747

		181,166	168,837

(i)	Short-term bank loans

Short-term bank loans represent amounts due to various banks which are due within 12 months, and these loans can normally be renewed with the banks upon expiry/maturity.

The loans are collateralized by assets of the Company with carrying values as follows:

		As of September 30,	As of March 31,
	Note	2012	2012
		US$’000	US$’000

Restricted bank balances	5	6,973	-
Long-term land lease prepayments and buildings		4,741	4,142
Trade receivables		14,263	11,090

		25,977	15,232

Various parties have also issued guarantee against these short-term bank loans as follows:

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Corporate and personal guarantees issued by related parties (Note 16(d))	35,182	24,524
Corporate guarantees issued by third parties	-	1,426
Corporate and personal guarantees issued jointly by realized parties and a third party (Note 16((d))	23,423	11,881

The weighted average annual interest rates of the short-term bank loans were 6.51% and 6.01% as of September 30, 2012 and March 31, 2012 respectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

14.	SHORT-TERM BANK BORROWINGS (CONTINUED)

(ii)	Bills financing

Bills financing represents amounts due to various banks which are repayable within nine months from the date of issue.

The bills financing are collateralized by assets of the Company with carrying values as follows:

		As of September 30,	As of March 31,
	Note	2012	2012
		US$’000	US$’000

Restricted bank balances	5	39,128	69,066
Long-term land lease prepayments		4,742	-
Available-for-sale financial assets		2,980	-

		46,850	69,066

Also, certain related parties and third parties have issued guarantees against these bills financing to the extent of US$55,106,000 and US$59,414,000 as of September 30, 2012 and March 31, 2012, respectively.

The weighted average annual interest rates of the bills financing were 3.70% and 4.29% as of September 30, 2012 and March 31, 2012, respectively.

15.	GOVERNMENT SUBSIDIES

During the year ended March 31, 2008, the Company received a government grant of approximately US$231,000 for the purpose of subsidizing its acquisition of property, plant and equipment, of which approximately US$13,000 and US$13,000 were credited to the statement of operations for the three months ended September 30, 2012 and 2011 respectively, and US$26,000 and US$25,000 were credited to the statement of operations for the six months ended September 30, 2012 and 2011, respectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

16.	RELATED PARTY TRANSACTIONS

(a)	Names and relationship of related parties:

Name of related party	Existing relationships with the Company

Mr. Xu Kecheng	Director and controlling stockholder of Chisen Electric

Zhejiang Chisen Glass Company Limited (“Chisen Glass”)*	A company controlled by a close family member of Mr. Xu Kecheng

Mr. Xu Keyong	A close family member of Mr. Xu Kecheng

Mr. Xu Zhaoyu	A close family member of Mr. Xu Kecheng

Ms. Zhou Fang Qin	Spouse of Mr. Xu Kecheng

Changxing Chisen Xinguangyuan Company Limited (“Xinguangyuan”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Ai Ge Organism Products Company Limited (“Ai Ge Organism”)*	A company controlled by Mr. Xu Kecheng

Zhejiang Changxing Nuo Wan Te Ke Glass Company Limited (“Nuo Wan Te Ke”)*	A company controlled by a close family member of Mr. Xu Kecheng

Zhejiang Changxing Ruilang Electronic Company Limited (“Ruilang Electronic”) *	A company controlled by a close family member of Mr. Xu Kecheng

*	These are direct translation of the name in Chinese for identification purpose only and are not the official names in English.

(b)	Summary of balances with related parties:
	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000
Due from a related party:
Ms. Zhou Fang Qin	26	5

Due to related parties:
Ms. Zhou Fang Qin	155	824
Mr. Xu Keyong	2	2
Chisen Glass	1,307	1,219
Ruilang Electronic	2,147	1,387
Ai Ge Organism	316	316
Xinguangyuan	-	1

	3,927	3,749

All amounts due from / to related parties represent unsecured advances which are interest-free and repayable on demand.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

16.	RELATED PARTY TRANSACTIONS (CONTINUED)

(c)	Summary of related party transactions:

		Three months ended September 30,		Six months ended September 30,
Name of related party	Nature of transactions	2012	2011	2012	2011
		US$’000	US$’000	US$’000	US$’000

Ruilang Electronic	Purchase of raw materials	1,388	50	2,711	919

Chisen Glass	Purchase of raw materials	759	4	1,612	382

(d)	Other arrangements:

˙	As of September 30, 2012, Chisen Glass provided guarantees, in aggregate, amounting to US$6,339,000, US$2,271,000 and US$2,482,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

˙	As of September 30, 2012, Ruiling Electronic, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$11,094,000 to secure notes payable of the Company.

˙	As of September 30, 2012, Mr. Xu Kecheng, Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$11,094,000, US$7,924,000 and US$6,339,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

˙	As of September 30, 2012, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin, provided guarantees, in aggregate, amounting to US$16,609,000, US$2,377,000 and US$3,962,000 to secure the short-term bank loans, bills financing and notes payable of the Company, respectively.

˙	As of September 30, 2012, Chisen Glass and a third party provided guarantees, in aggregate, amounting to US$3,962,000 and US$1,981,000 to secure the short-term bank loans and bills financing of the Company, respectively.

˙	As of September 30, 2012, Xinguangyuan provided guarantees, in aggregate, amounting to US$32,945,000 to secure the bills financing of the Company.

˙	As of September 30, 2012, Xinguangyuan, Chisen Glass and a third party provided guarantees, in aggregate, amounting to US$3,613,000 to secure the short-term bank loans of the Company.

˙	As of September 30, 2012, Mr. Xu Kecheng, Ms. Zhou Fang Qin, Xinguangyuan and a third party provided guarantees, in aggregate, amounting to US$4,754,000 to secure the short-term bank loans of the Company.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

16.	RELATED PARTY TRANSACTIONS (CONTINUED)

˙	As of September 30, 2012, Chisen Glass and Xinguangyuan provided guarantees, in aggregate, amounting to US$4,438,000 to secure the bills financing of the Company.

˙	As of September 30, 2012, Ruiling Electronic, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$1,585,000 to secure the bills financing of the Company.

˙	As of September 30, 2012, Xinguangyuan, Chisen Glass, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$5,895,000 to secure the short-term bank loans of the Company.

˙	As of September 30, 2012, Xinguangyuan, Mr. Xu Kecheng and Ms. Zhou Fang Qin and a third party provided guarantees, in aggregate, amounting to US$1,585,000 to secure the bills financing of the Company.

˙	As of September 30, 2012, Mr. Xu Kecheng and Ms. Zhou Fang Qin provided guarantees, in aggregate, amounting to US$6,339,000 and US$1,585,000 to secure the short-term bank loans and notes payable of the Company, respectively.

17.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect as of September 30, 2012 and March 31, 2012:

	As of September 30,	As of March 31,
	2012	2012
	US$’000	US$’000

Within one year	29	451
One to two years	-	329
Two to three years	-	99

Total	29	879

(b)	Capital commitments

As of September 30, 2012 and March 31, 2012, the Company had outstanding capital expenditure commitments relating to various construction projects and purchase of land and machineries for an aggregate amount of approximately US$116,753,000 and US$122,845,000 respectively.

Chisen Electric Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
For the six months ended September 30, 2012 and 2011

18.	PROVISION FOR WARRANTY

Provision for warranty is included in accrued expenses and other accrued liabilities as of September 30, 2012 and March 31, 2012. Estimated warranty costs are recognized at the time when the Company sells its products and are included in sale, marketing and distribution expenses. The Company uses historical failure rates and costs to repair product defects during the warranty period to estimate warranty costs while are reviewed periodically in light of actual experience. The reconciliation of the changes in the warranty obligation is as follows:

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
	US$’000	US$’000	US$’000	US$’000

Beginning balance	2,375	367	1,218	301
Exchange realignment	1	5	1	9
Accrual for warranties issued during the period	8,229	85	11,753	224
Settlement made during the period	(3,219)	(135)	(5,586)	(212)

Closing balance	7,386	322	7,386	322

19.	RETIREMENT PLAN COSTS

Contributions to defined contribution retirement schemes are charged to cost of sales, sales, marketing and distribution costs and general and administrative expenses in the consolidated statements of operations and other comprehensive income as and when the related employee services are provided. Retirement plan costs were US$793,000 and US$274,000 for the three months ended September 30, 2012 and 2011, respectively, and US$1,438,000 and US$387,000 for the six months ended September 30, 2012 and 2011, respectively.

20.	SEGMENTAL INFORMATION

During the six months ended September 30, 2012 and 2011, all revenue of the Company represented income from sales of sealed lead-acid battery products and relevant components and therefore no financial information by business segment is presented. Furthermore, as all revenue is derived from the PRC, no geographical segment is presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

As used in this report, unless otherwise indicated, the terms “we”, “our”, “us”, the “Company” and “Chisen” refer to Chisen Electric Corporation, a Nevada corporation together with our subsidiaries, which include our wholly-owned subsidiary, Fast More Limited, a Hong Kong investment holding company (“Fast More”), its 100% owned and chief operating subsidiary, Zhejiang Chisen Electric Co., Ltd., a wholly foreign owned entity (“WFOE”) organized under the laws of the PRC  (f/k/a Changxing Chisen Electric Co., Ltd. and hereinafter referred to as “CCEC”) and CCEC’s subsidiary, Chisen Electric Jiangsu Co., Ltd. (“CEJC”).  “China” or “PRC” refers to the People’s Republic of China. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States. The “Registrant” refers only to Chisen Electric Corporation, the Nevada corporation.

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

For the six months ended September 30, 2012 and 2011, sales revenues were US$43,168,000 and US$71,821,000, respectively, and our net (loss) income attributable to the Registrant’s common stockholders during the same periods amounted to US$(40,868,000) and US$9,261,000, respectively.  As of September 30, 2012, we have negative equity of US$14,105,000. The Company also had negative working capital of US$38,937,000 and US$85,005,000 as of March 31, 2012 and September 30, 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The negative equity was mainly attributable to the decrease of profits generated from selling activities as well as the increase of allowance made on certain doubtful debts.

Due to the tightened environment protection policy introduced by the PRC government in 2011, our plants in Zhejiang Province could not fully comply with the new policy, we were forced to scale down our operations and relocate our plant to Jiangsu Province. In our new plant, we have introduced the internal batteries formation technique to produce lead acid batteries in order to fully comply with the new policy. However, this technique is relatively new and complicated to us, and we were unable to handle it well as compared to our original production technique. As such, the Company was unable to produce batteries with stable quality. Due to poor product quality and shortage of supplies, we have lost our market share. During the six months ended September 30, 2012, our revenue decreased by 39.90% as compared with the corresponding period in 2011.

Since we were the preferred supplier of electric bicycle manufacturers, our product quality directly affected the quality of our customers’ products. During the period ended September 30, 2012, two of our electric bicycle manufacturer factory customers claimed that they had suffered losses from the poor product quality of our batteries and denied to settle their outstanding debts with us. Up to the date of this report, the Company is still negotiating with its customers for a settlement. However, management expects that the negotiation will not be finalized within a short period of time and it is highly likely that these factory customers will not make any settlement to the Company during the negotiation period. Management believes that the opportunity to recover its debts from these customers is remote and therefore has made an allowance for doubtful debts of US$13,478,000.

In order to recover our market share, we must produce batteries with stable and good quality. During the period ended September 30, 2012, we have appointed experts to inspect our production facilities and production technique. Having consulted with our experts, we temporarily suspended our production in September 2012 to improve our production facilities and each production process. We provided additional training to our workers to ensure that all of them can produce high quality batteries in accordance with the improved production process. We enhanced our quality control inspection in order to identify the defected products in the earlier stage of production and to prevent their distribution into the market.

In order to recover our market share, we are undertaking several activities to rebuild the confidence of our customers. For example, we invited our distributors and factory customers to visit our plant in order to present our quality control and our efforts made with respect to environment protection. We introduced a new advertising campaign to invite Sun Yang, a gold medal winner at the 2012 London Olympic Games, as our celebrity to promote our product and to improve our Company’s image.

We cannot ensure that all these activities will enable the Company to recover the market share, however, we intend to make every effort to rebuild our image and to recover our market share.

Development Strategy of the Company

Our first priority is to improve the quality of our products and to repair the relationships we have with our current dissatisfied customers as described above.

Despite our recent setbacks, we still strive to create an international first-class brand and become one of the leaders in providing “green” energy in the global electric bicycle market.  Through our continuous researching and developing of new chemical energy technologies, we intend to provide energy-saving and highly-effective energy solutions to our customers for improving quality of life while maintaining a sustainable ecological environment.  Our goal is to become the largest battery developer and producer with a first-class sales and service network in China. With our expansion plans in Changxing County (Zhejiang Province) and Jiangsu Province, our product research and development capability and our cooperative partnerships with clients, we believe that we are positioned to capture additional business opportunities in China's personal transportation device markets. In light of the prevailing economic trends for developing alternative transportation devices that reduce the reliance on oil and produce lesser emissions, we plan to explore the motive battery market for electric-powered motorcycles and electric cars. Leveraging our experience and expertise in producing lead-acid motive battery products for electric bicycles, we plan to expand our product mix to include valve regulated lead-acid back-up batteries, the lithium-ion battery, lead-acid power storage batteries dedicated for solar and wind power and lead-acid motive batteries for electric cars.

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

Augment Marketing and Promotion Efforts to Increase Brand Awareness

The Company introduced a new advertising campaign to invite Sun Yang, a gold medal winner at the 2012 London Olympic Games, as our celebrity to promote our products and to help improve our Company’s image. The celebrity contract term is two years commencing June 1, 2012. The amounts we decide to allocate to this strategy will be funded by our operating cash flows.

Expand Sales Network and Distribution Channels

We intend to invest resources to expand our sales and distribution networks by: (1) adding new distributors in key sales regions in China; (2) developing new marketing strategies in different channels; (3) improving communication between sales teams and distributors; and (4) improving our brand awareness and promotion effort.  We do not have any specific timetable for this strategy as we consider expanding our sales network and distribution channels to be part of our core business, and the amounts we decide to allocate to this strategy will be funded by our operating cash flows.

Build Partnerships with New and Existing Clients

We aim to establish a win-win long-term partnership with all of our new customers.  We continue to utilize our customer relationship management to provide tailor-made management policies that focus the needs of different customers.  We do not have any specific timetable for this strategy as we consider building partnerships with new and existing clients to be part of our core business, and the amounts we decide to allocate to this strategy will be funded by our operating cash flows.

Vertical Integration Strategy

During the period ended September 30, 2012, we have continued our strategy to implement a vertical integration strategy of producing lead plates at Plant A which has enabled us to reduce processing costs as compared to the same period in last year.

Recent Accounting Pronouncements

As of the date of this report, there are no recently issued accounting pronouncements the adoption of which would have a material impact on the Company’s financial statements.

Corporate Information

Our offices are located in the Changxing Economic Development Zone at the bank of the Taihu Lake in the County of Changxing in Zhejiang Province, in close proximity to major national transportation systems, including National Highways 104 and 318, the Shanghai – Jiangsu – Zhejiang – Anhui – Hangzhou – Nanjing Expressway, the Changxing – Huzhou – Shanghai Channel, the Xuancheng – Hangzhou Railway and the Xinyi – Changxing Railway. Our registered office is located at No. 1188, Taihu Avenue, Economic Development Zone, Changxing County, Zhejiang Province, PRC. Our telephone number is (86) 572-6267666 and our corporate website in English is located at www.chisenelectric.com. Information available on our website is not made a part of this report.

We are a reporting company under Section 13 of the Securities Exchange Act of 1934, as amended. Our shares of common stock are not currently listed on any national securities exchange however our common stock is quoted under the symbol “CIEC” on the OTCBB and the OTCQB.

Critical Accounting Policies, Estimates and Assumptions

For the six months ended September 30, 2012 as compared to the fiscal year ended March 31, 2012, there were no changes in the methodology for computing critical accounting estimates. Apart from the allowance made on certain doubtful debts as disclosed in Note 8 to the Condensed Consolidated Financial Statements, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

Results of Operations for the Three Months Ended September 30, 2012 Compared With the Three Months Ended September 30, 2011

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in U.S. Dollars and as a percentage of revenues.

	For The Three Months ended September 30 (Unaudited)
	(in thousands)
	2012 (US$)	2011 (US$)	2012	2011
Revenues	22,746	36,422	100.00%	100.00%
Cost of sales	(19,695)	(29,859)	86.59%	81.98%
Gross profit	3,051	6,563	13.41%	18.02%
Sales, marketing and distribution	(11,069)	(2,121)	48.66%	5.82%
General and administrative expenses	(5,037)	(2,080)	22.14%	5.71%
Operating (loss) income	(13,055)	2,362	57.39%	6.49%
Other (expenses) income, net	(1,100)	213	4.84%	0.58%
Allowance for doubtful debts	(13,478)	-	59.25%	-%
Interest income	662	402	2.91%	1.10%
Net (loss) income from operations before interest and tax expenses	(26,971)	2,977	118.57%	8.17%
Interest expenses	(3,563)	(1,555)	15.66%	4.27%
(Loss) Income before income taxes	(30,534)	1,422	134.24%	3.90%
Income taxes expenses	-	(531)	-%	1.46%
Net (loss) income including non-controlling interest	(30,534)	891	134.24%	2.45%
Net loss (income) attributable to non-controlling interest	76	(11)	0.33%	0.03%
Net (loss) income attributable to CIEC common shareholders	(30,458)	880	133.90%	2.42%
Other comprehensive income	9	625	0.04%	1.72%
Comprehensive (loss) income	(30,449)	1,505	133.87%	4.13%

Revenues and Cost of Sales

In July 2011, we introduced the internal batteries formation technique into our batteries production. This technique is relatively new and complicated to us, and as a result we were unable to handle it well as compared with our original production technique, the external batteries formation technique. As such, the Company was unable to produce batteries with stable quality.

In order to address this the products quality issue, the Company suspended operations in September 2012 temporarily to improve our production facilities as well as production processes during the period of suspension. Our production level decreased accordingly.

Due to the unstability of our product quality and the suspension of battery production in September 2012, our sales volume decreased significantly. In addition, in response to the price cutting strategy adopted by other major competitors, the average selling price per unit also decreased when compared with the corresponding period in 2011. As a result, our revenue decreased accordingly by US$13,676,000 or 37.55% to US$22,746,000 for the three months ended September 30, 2012 as compared with US$36,422,000 for the corresponding period in 2011.

Cost of sales for the three months ended September 30, 2012 and 2011 were US$19,695,000 and US$29,859,000, respectively. The decrease in cost of sales of US$10,164,000 or 34.04% was mainly attributable to the decrease in sales volume as stated above.

After adopting the new production processes, we consumed more lead when producing each battery in accordance with quality standard requirement. As such, the cost of sales per battery increased. Together with the decrease in the average selling price per unit, our gross profit ratio decreased by 4.61% to 13.41% for the three months ended September 30, 2012 as compared with the corresponding period in 2011.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2012 and 2011 was US$852,000 and US$238,000, respectively. The increase of US$614,000 or 257.98% was mainly attributable to the additional depreciation charges of US$189,000 incurred as a result of the change of estimated useful life on certain machinery at our Jingér Road Plant (“Plant B”). During the three months ended December 31, 2012, we were advised by the local government authority that the external battery formation technique, which was used in Plant B to produce battery products, would be prohibited after October 31, 2012. Our management reviewed the machinery in Plant B and identified that certain machinery cannot be used after that date and therefore, their estimated useful life was adjusted accordingly.

In order to expand our production capacity, we have invested significantly in plant and machinery at Plant A and the increase in depreciation expense was in line with the increase in the property, plant and equipment.

General and Administrative Expenses

General and administrative expenses were US$5,037,000 and US$2,080,000 for the three months ended September 30, 2012 and 2011, respectively. The increase of US$2,957,000 or 142.16% was mainly attributable to the written-off of advance payment to suppliers of US$693,000. During the period, one of our suppliers was forced to stop operations by the local government and therefore ceased to supply goods to us. No refund was made during the period. Management believes that the opportunity to recuperate the advance payment is remote and has decided to write off the relevant balance. The increase of general and administrative expenses was also attributable to the impairment loss on disqualified machinery amounting to US$836,000 as a result of the adoption of our improved product quality standard; and an additional allowance for doubtful debt on other receivables amounting to US$555,000 was made for the period due to the default of payment by a debtor; increase in research and development expenses of US$158,000 for the improvement of existing products; and the increase in depreciation charge of US$190,000 for the continued expansion of administration facilities in Plant A.

Sales, Marketing and Distribution

Sales, marketing and distribution expenses for the three months ended September 30, 2012 and 2011 were US$11,069,000 and US$2,121,000, respectively.

The increase of US$8,948,000 or 421.88% was mainly attributable to the increase of warranty expenses of US$8,144,000. In July 2011, we introduced the internal battery formation technique into our production for purposes of complying with the tightened environmental protection policy discussed above. This technique, however, is relatively new and complicated to the Company and we were unable to handle it well as compared to the external battery formation technique which we used before. The Company found that the return rate significantly increased during the period after the Company adopted the new production technique. Under the new production technique, we were unable to repair the majority of returned defected batteries. Due to the shortage of repaired batteries for warranty purpose, the Company temporarily used more new batteries for providing warranty services. As the cost of new batteries is higher than the cost of repaired batteries, the cost of warranty for the three months ended September 30, 2012 increased significantly.

Allowance for Doubtful Debts

In order to comply with the tightened environment protection policy, we have adopted the internal batteries formation technique to produce lead acid batteries since July 2011. However this technique is relatively new and complicated to us, and we were unable to handle it well as compared to our original production technique. As such we could not produce batteries with stable quality. During the period ended September 30, 2012, the return rate of internal formation batteries increased significantly to 30% as compared with 10% of external formation batteries during the period ended September 30, 2011.

Batteries are a significant part of electric bicycles. The quality of batteries directly affects the quality of electric bicycles. In September 2012, two of our factory customers which are also major electric bicycle manufacturers claimed that they had suffered losses from the poor product quality of our batteries and denied to settle their outstanding debt with us. Up to the date of this report, we are still negotiating with them for the settlement. However, management expects that negotiations will not be finalized within a short period of time and that it is highly likely that these factory customers would not make any settlement to the Company during the negotiation period. Management, based on the current situation, believes that the opportunity to recover the debts from these customers is remote and therefore has decided to make an allowance for doubtful debts of US$13,478,000 for the period.

Interest Income

Interest income was US$662,000 and US$402,000 for the three months ended September 30, 2012 and 2011, respectively. The increase of US$260,000 or 64.68% was mainly attributable to an increase in average restricted bank balances for the period.

Interest Expense

Interest expense for the three months ended September 30, 2012 and 2011 was US$3,563,000 and US$1,555,000, respectively. The increase of US$2,008,000 or 129.13% was mainly attributable to the increase in banking facilities utilized by the Company.

Income Taxes Expenses

The Company suffered loss during the period. There was no income tax expenses recorded during the three months ended September 30, 2012.

Net (Loss) Income Including Non-Controlling Interest

Net loss including non-controlling interest was US$30,534,000 for the three months ended September 30, 2012 while there was an income before income tax expense of US$891,000 for the corresponding period in 2011. The loss was mainly attributable to the following reasons:

1.	The market had lost confidence in our products due to unstability of our product quality. Our sales dropped significantly and therefore our gross profits decreased by US$3,512,000 as compared with the corresponding period in 2011;

2.	In order to deal with the higher volume of returned batteries resulting from our poor quality products, the Company had to provide sufficient warranties provision. The warranty expenses for the three months ended September 30, 2012 increased by US$8,144,000 as compared to the corresponding period in 2011;

3.	Two electric bicycles manufacturer factory customers denied to settle their outstanding debts of US$13,478,000 by claiming that they suffered losses from poor quality products; and

4.	We had an increase in interest expenses of US$2,008,000 as a result of the increase in bank loan balances for the period.

Results of Operations for the Six Months Ended September 30, 2012 Compared With the Six Months Ended September 30, 2011

The following table sets forth a summary of certain key components of our results of operations for periods indicated, in U.S. Dollars and as a percentage of revenues.

	For The Six Months ended September 30 (Unaudited)
	(in thousands)
	2012 (US$)	2011 (US$)	2012	2011
Revenues	43,168	71,821	100.00%	100.00%
Cost of sales	(38,541)	(63,323)	89.28%	88.17%
Gross income	4,627	8,498	10.72%	11.83%
Sales, marketing and distribution	(16,838)	(4,641)	39.01%	6.46%
General and administrative expenses	(7,466)	(3,785)	17.30%	5.27%
Operating (loss) income	(19,677)	72	45.58%	0.10%
Other (expenses) income, net	(2,075)	201	4.81%	0.28%
Allowance for doubtful debts	(13,478)	-	31.22%	-%
Interest income	1,228	705	2.84%	0.98%
Net income from operations before interest and tax expenses	(34,002)	978	78.77%	1.36%
Interest expenses	(7,021)	(2,837)	16.26%	3.95%
Loss before income taxes	(41,023)	(1,859)	95.03%	2.59%
Income taxes expenses	-	(82)	-%	0.11%
Loss before extraordinary items	(41,023)	(1,941)	95.03%	2.70%
Extraordinary gain (less applicable taxes of US$0)	-	13,053	-%	18.17%
Extraordinary loss (less applicable taxes of US$0)	-	(1,840)	-%	2.56%
Net (loss) income including non-controlling interest	(41,023)	9,272	95.03%	12.91%
Net loss (income) attributable to non-controlling interest	155	(11)	0.36%	0.02%
Net (loss) income attributable to CIEC common shareholders	(40,868)	9,261	94.67%	12.89%
Other comprehensive income	9	1,041	0.02%	1.45%
Comprehensive income	(40,859)	10,302	94.65%	14.34%

Revenues and Cost of Sales

In July 2011, we introduced the internal batteries formation technique into our batteries production. However this technique is relatively new and complicated to us, and as a result we were unable to handle it well as compared with our original production technique. As such, the Company was unable to produce batteries with stable quality.

In order to address this products quality issue, the Company suspended operations in September 2012 temporarily to improve our production facilities as well as production processes during the period of suspension. Our production level decreased accordingly.

Due to unstability of our product quality and the suspension of battery production in September 2012, our sales volume decreased significantly. In addition, in response to the price cutting strategy adopted by other competitors, the average selling price per unit also decreased when compared with the corresponding period in 2011. As a result, our revenue decreased accordingly by US$28,653,000 or 39.90% to US$43,168,000 for the six months ended September 30, 2012 as compared with US$71,821,000 for the corresponding period in 2011.

Cost of sales for the six months ended September 30, 2012 and 2011 were US$38,541,000 and US$63,323,000, respectively. The decrease in cost of sales of US$24,782,000 or 39.14% was mainly attributable to the decrease in sales volume as stated above.

Our gross profit ratio decreased by 1.11% to 10.72% for the six months ended September 30, 2012 when compared with the corresponding period of last year. The decrease was mainly attributable to the impact of the decrease in average selling price of products in response to the price war implemented by two major competitors during the period, which outweighs the effect of the decrease in cost of sales per unit which was mainly attributable to the decrease in the cost of lead plates, one of the major components of our battery, upon the vertical integration of production process in July 2011.

Depreciation and Amortization

Depreciation and amortization expenses were US$1,690,000 and US$542,000 for the six months ended September 30, 2012 and 2011, respectively. The increase of US$1,480,000 or 211.81% was mainly attributable to the additional depreciation charges of US$431,000 incurred as a result of the change of estimated useful life on certain machinery at Plant B. During the three months ended December 31, 2011, we were advised by the local governmental authority that the external battery formation technique, which was used in Plant B to produce battery products, would be prohibited after October 31, 2012. Our management reviewed the machinery in Plant B and identified that certain machinery cannot be used after that date and therefore, their estimated useful life was adjusted accordingly.

In order to expand our production capacity, we have invested significantly in plant and machinery at Plant A and the increase in depreciation expense was in line with the increase in the property, plant and equipment.

General and Administrative Expenses

General and administrative expenses were approximate US$7,466,000 and US$3,785,000 for the six months ended September 30, 2012 and 2011, respectively.

The increase of US$3,681,000 or 97.25% was mainly attributable to written-off of advance payment to suppliers of US$693,000. During the period, one of our suppliers was forced to stop operations by the local government and therefore ceased to supply goods to us. No refund was made during the period. Management believes that the opportunity to recuperate the advance payment is remote and decided to write off the relevant balance. The increase of general and administrative expenses was also attributable to the impairment loss on disqualified machinery amounting to US$836,000 as a result of the adoption of our improved product quality standard; the increase in research and development expenses of US$389,000 for the improvement in existing products; the increase in depreciation charges of US$428,000 for the continued expansion of our administration facilities in Plant A; and an additional allowance for doubtful debt on other receivables amounting to US$555,000 which was made for the period due to the default of payment by a debtor.

Sales, Marketing and Distribution

Sales, marketing and distribution expense were US$16,838,000 and US$4,641,000 for the six months ended September 30, 2012 and 2011, respectively, an increase of US$12,197,000 or 262.81%, which was mainly attributable to the increase in warranty expense of US$11,529,000.

In July 2011, we introduced the internal battery formation technique into our production for purposes of complying with the tightened environmental protection policy discussed above. This technique, however, is relatively new and complicated to us and we were unable to handle it well as compared to the external battery formation technique which we used before. The Company found that the return rate significantly increased after the Company adopted the new production technique. Under the internal formation technique, we are unable to repair the majority of returned defected batteries. Due to the shortage of repaired batteries for warranty purpose, the Company temporarily used more new batteries for providing warranty services. As the cost of new batteries is higher than the cost of repaired batteries, the cost of warranty for the six months ended September 30, 2012 increased significantly.

Allowance for Doubtful Debts

In order to comply with the tightened environment protection policy, we have adopted the internal batteries formation technique to produce lead acid batteries since July 2011. However, this technique is relatively new and complicated to us, we were unable to handle it well as compared to our original production technique. As such we could not produce batteries with stable quality. During the period ended September 30, 2012, the return rate of internal formation batteries increased significantly to 30% as compared with 10% of external formation batteries during the period ended September 30, 2011.

Batteries are a significant part of electric bicycles. The quality of batteries directly affects the quality of electric bicycles. In September 2012, two of our factory customers which are also major electric bicycles manufacturers claimed that they had suffered losses from the poor product quality of our batteries and denied to settle their outstanding debts to us. Up to the date of this report, we are still negotiating with them for the settlement. However, management expects that the negotiations will not be finalized within a short period of time and that it is highly likely that these factory customers will not make any settlement to the Company during the negotiation period. Management, based on the current situation, believes that the opportunity to recover its debts from these customers is remote and therefore has decided to make an allowance of doubtful debt of US$13,478,000.

Interest Income

Interest income was US$1,228,000 and US$705,000 for the six months ended September 30, 2012 and 2011, respectively. The increase of US$523,000 or 74.18% was mainly attributable to the increase in average restricted bank balances for the period.

Interest Expense

Interest expense was US$7,021,000 and US$2,837,000 for the six months ended September 30, 2012 and 2011, respectively. The increase of US$4,184,000 or 147.48% was mainly attributable to the increase in banking facilities utilized by the Company.

Income Taxes Expenses

The Company suffered loss during the period, therefore there was no income tax expenses recorded during the six months ended September 30, 2012.

Net (Loss) Income Including Non-Controlling Interest

Net loss including non-controlling interest for the six months ended September 30, 2012 was US$41,023,000 while there was a net income including non-controlling interest of US$9,272,000 for the corresponding period in 2011. The loss was mainly attributable to the following reasons:

1.	The market lost confidence in our products due to the unstability of our product quality. Our sales dropped significantly and therefore so did our gross profits. Our gross profits was decreased by US$3,871,000 as compared with the corresponding period in 2011;

2.	In order to address the higher volume of returned batteries resulting from our poor quality products, the Company was forced to provide sufficient warranties provision. The warranty expenses for the six months ended September 30, 2012 increased by US$11,529,000 as compared to the corresponding period in 2011;

3.	Two electric bicycles manufacturer factory customers denied to settle their outstanding debts with us of US$13,478,000 by claiming that they suffered losses from our poor quality products. As discussed above, the loss was mainly due to the poor quality of our products;

4.	We had an increase in interest expenses of US$4,184,000 as a result of the increase in average bank loan balances for the period; and

5.	We had a net gain on extraordinary items of US$11,213,000 which resulted in 2010 while there was no such item for the current period.

Liquidity and Capital Resources

The Company generally finances its operations through operating activities and borrowings from banks.

During the reporting periods, the Company entered into a number of short-term bank loans to satisfy its financing needs.  As of the date of this report, we have not experienced any difficulty in raising funds by bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they fall due. However, there is no assurance that banks will continue to lend us money.

The Company had negative working capital of US$85,005,000 as of September 30, 2012 and incurred loss of US$30,458,000 and US$40,868,000 for both the three months and six months ended September 30, 2012 respectively. These conditions raised substantial doubt about the Company’s ability to continue as going concern.

Continuation of the Company as a going concern is dependent upon attaining profitable operations in the future, exercising tight cost and cash flow controls measures, and the financial support from a controlling stockholder of the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more detailed in the Company’s Form 10-K for the year ended March 31, 2012, the controlling stockholder had undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern for the year from April 1, 2012 to March 31, 2013. Having taken into consideration the undertaking provided by the controlling stockholder, management believes that the Company will be able to settle its liabilities when they become due. However, there can be no assurance that the financing from the controlling stockholder will continue. If we cannot obtain financing, we may be forced to cease or further suspend our operations which would have a materially adverse effect on our business.

The following table sets forth the summary of our cash flows, in U.S. Dollars, for the periods indicated:

	Six Months Ended September 30,
	(in thousands)
	2012(US$)	2011(US$)
Net cash used in operating activities	(26,435)	(5,465)
Net cash provided by (used in) investing activities	11,400	(13,000)
Net cash provided by financing activities	11,612	15,595
Net decrease in cash and cash equivalents	(3,423)	(2,870)
Cash and cash equivalents, beginning of period	13,804	7,630
Effect on exchange rate changes	-	188
Cash and cash equivalents at end of period	10,381	4,948

Operating Activities

Net cash used in operating activities was US$26,435,000 and US$5,465,000 for the six months ended September 30, 2012 and 2011, respectively.

The increase in cash outflow of US$20,970,000 was mainly attributable to an increase in trade receivables of US$15,439,000, an increase in inventories of US$3,420,000 and a decrease in accrued expenses and other accrued liabilities of US$7,454,000, offsetting the decrease in prepayment of US$5,453,000.

Investing Activities

Net cash provided by investing activities was US$11,400,000 for the six months ended September 30, 2012 while there was net cash used in investing activities of US$13,000,000 for the corresponding period in 2011.

The increase in net cash inflow of US$24,400,000 was mainly attributable to the decrease in investment of property, plant and equipment and restricted bank balances of US$5,123,000 and US$19,756,000, respectively; and a refund of deposit paid for land auctions of US$31,273,000 offsetting the increase in cash outflow from acquisition of assets classified as held for sale of US$32,206,000.

Financing Activities

Net cash provided by financing activities was US$11,612,000 and US$15,595,000 for the six months ended September 30, 2012 and 2011, respectively.

The decrease in net cash inflow of US$3,983,000 which was mainly attributable to the increase in repayment of short-term bank loans of US$19,523,000 and bills financing of US$86,656,000 offsetting the increase inflow of proceeds from short-term bank loans of US$43,984,000 and bills financing of US$59,249,000.

Capital Commitment

As of September 30, 2012 and March 31, 2012, the Company had outstanding capital expenditure commitments of approximately US$116,753,000 and US$122,845,000, respectively, indicating a decrease of US$6,092,000 or 4.96%

Off-Balance Sheet Arrangements

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

Contractual Obligations

	Payments Due By Period
Contractual Obligations (US$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Bank Indebtedness	(SEE TABLE BELOW)
Other Indebtedness	0	0	0	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	(SEE TABLE BELOW)
Purchase Obligations	(SEE TABLE BELOW)
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under US GAAP	0	0	0	0	0
Total:	0	0	0	0	0

Bank indebtedness (US$)	September 30, 2012		March 31, 2012
Short-term bank borrowings	US$	181,166,000	US$	52,090,000
Notes payable (within (1) year)	US$	14,184,000	US$	116,747,000
Total	US$	195,350,000	US$	168,837,000

Purchase Obligations (US$)	September 30, 2012		March 31, 2012
Construction projects and purchase of machinery	US$	116,753,000	US$	122,845,000
Total	US$	116,753,000	US$	122,845,000

Operating Lease Obligations (US$)	September 30, 2012		March 31, 2012
Within one (1) year	US$	29,000	US$	451,000
1-3 years	US$	0	US$	428,000
3-5 years	US$	0	US$	0
Over five (5) years	US$	0	US$	0
Total	US$	29,000	US$	879,000

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2012, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. Mine Safety Disclosures.

None.

ITEM 5. OTHER INFORMATION

During the six months ended September 30, 2012, on May 4, 2012 and June 28, 2012, the Company acquired two parcels of land located at Xuyi County, Jiangsu Province, PRC with an aggregate consideration of US$32,206,000. Total area of the lands is approximately 83,658 m². The Company intends to sell this land in the foreseeable future and seeks to make a short-term gain from the disposal of such assets. The land is carried at the lower of its carrying amount and fair value less costs to sell.

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

Date: November 19, 2012	By:	/s/ Xu Kecheng
Name: Xu Kecheng
Its: President, Chief Executive Officer and Principal Executive Officer

Date: November 19, 2012	By:	/s/ Liu Chuanjie
Name: Liu Chuanjie
Its: Chief Financial Officer, Principal Financial and Accounting Officer

-47-